Form 10-Q
period 2017-09-30
Rain Sound Acquisition Corp
filed 2017-11-20
CIK 1693687

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2017

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number           000-55738


                           ALLYME HOLDING INC.
           (Exact name of registrant as specified in its charter)

                     RAIN SOUND ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

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


     Class                                 Outstanding at
                                           November 14, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                    CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2017
(unaudited) and December 31, 2016                                    2

Condensed Statements of Operations for the Three Months and
Nine Months Ended September 30, 2017 (unaudited)                     3

Condensed Statement of Cash Flows for the Nine Months
Ended September 30, 2017 (unaudited)                                 4

Notes to Condensed Financial Statements (unaudited)                 5-8

______________________________________________________________________

                       ALLYME HOLDING INC.
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             September 30,    December 31,
                                               2017              2016
                                            ------------     ------------
                                            (Unaudited)
   Current assets
     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $       750	      $     1,000
                                            ------------      ------------
           Total liabilities                       750	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       September 30, 2017 and December 31,
       2016, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at September 30, 2017
       and December 31, 2016, respectively        2,000             2,000

       Additional paid-in capital                 1,851		      312
       Accumulated deficit                       (4,601)           (3,312)
                                            ------------      ------------
          Total stockholders' deficit              (750)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                           ALLYME HOLDING INC.
                     CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	     			    For the three months       For the nine months
					    ended September 30, 2017   ended September 30,
								       2017
                                            -------------------        -------------------
    Revenue                                 $             -            $          -
    Cost of revenues                                      -                       -
                                             -----------------         -------------------
    Gross profit                                          -                       -
                                             -----------------         -------------------
    Operating expenses                                  250                     1,289
                                             -----------------          ------------------------
    Loss before income taxes                           (250)                   (1,289)
    Income tax expense                                    -                     -
                                             -----------------          ------------------
    Net loss                                 $         (250)            $        (1,289)
                                             =================          ==================
    Loss per share - basic and diluted       $        (0.00)             $        (0.00)
                                             =================          ==================
    Weighted average shares -                      20,000,000                20,000,000
         basic and diluted                   =================           ==================


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                               ALLYME HOLDING INC.
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the nine months
							 ended September 30, 2017
                                                         -------------------
OPERATING ACTIVITIES

   Net loss                                               $       (1,289)
     Expenses paid by stockholder and contributed
            as capital                                             1,539

   Changes in Operating Assets and Liabilities:
     Decrease in accrued liability                                  (250)
                                                          ----------------
       Net cash provided by (used in) operating activities            -
                                                          ----------------
   Net increase in cash                                               -
   Cash, beginning of period                                          -
                                                           ----------------

   Cash, end of period                                     $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
                                                           ===============

  The accompanying notes are an integral part of these condensed unaudited financial statements.

______________________________________________________________________

                       ALLYME HOLDING INC.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

AllyMe Holding Inc. (formerly Rain Sound Acquisition Corporation) (the "Company") was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

______________________________________________________________________

                       ALLYME HOLDING INC.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,289 during the nine months ended September 30, 2017. The Company had a working capital deficit of $750 and an accumulated deficit of $4,601 as of September 30, 2017 and a working capital deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company had accrued professional fees of $750 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On November 13, 2017, (subsequent to the date of the information covered by this Report), the Company changed its name to AllyMe Holding Inc. in anticipation of the finalization of a change in control. The Company expects such change in control to be effected soon and when such change in control is effected, the Company will file a Form 8-K announcing it.

Management has evaluated subsequent events through November 14, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      AllyMe Holding Inc. (formerly Rain Sound Acquisition Corporation)
(the "Company") was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

     As of September 30, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,289 and an accumulated deficit of $4,601 for the the nine months ended and as of September 30, 2017, respectively.

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

     The Company is in discussion for a possible change in control, The Company anticipates that such a change in control will result in new management and directors of the Company.

     On November 13, 2017, (subsequent to the date of the information covered by this Report), the Company changed its name to AllyMe Holding Inc. in anticipation of the finalization of the change in control. The Company expects such change in control to be effected soon and when such change in control is effected, the Company will file a Form 8-K announcing it.


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

	Management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.

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

                            ALLYME HOLDING INC.


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   November 20, 2017