Form 10-Q
period 2018-03-31
AllyMe Holding Inc.
filed 2018-07-24
CIK 1693687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

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

506 Enterprise Ave, Kitimat BC, Canada V8C 2E2

(Address of principal executive offices) (zip code)

+1 (778) 888-2886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 24, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1
Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited)	2
Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	3
Notes to Financial Statements (unaudited)	4-9

ALLYME HOLDING INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$250,612	$-
Subscription receivable – related party	600	-
Prepaid expense	3,000	6,000

Total Assets	$254,212	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$845	$1,776
Subscription received in advance	225,500	-
Due to related party	71,703	17,329
Total Liabilities	298,048	19,105

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,000,000 and 6,500,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	600	650
Discount on common stock	-	(600)
Additional paid-in capital	3,801	3,801
Accumulated deficit	(48,237)	(16,956)
Total stockholders’ equity (deficit)	(43,836)	(13,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$254,212	$6,000

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2018	2017

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses	31,281	789

Operating Loss	(31,281)	(789)

Loss Before Income Taxes	(31,281)	(789)

Income Tax Expense	-	-

Net Loss	$(31,281)	$(789)

Loss Per Share - Basic And Diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	6,166,667	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(31,281)	$(789)
Changes in Operating Assets and Liabilities:
Prepaid expense	3,000
Accounts payable and accrued liabilities	(931)	789
Net cash used in operating activities	(29,212)	-

FINANCING ACTIVITIES
Proceeds from related party	54,374	-
Subscription received in advance	225,500	-
Payable to repurchase common stock	(50)	-
Net cash provided by financing activities	279,824	-

Net increase in cash	250,612	-

Cash, beginning of period	-	-

Cash, end of period	$250,612	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable for common stock issued to an officer for cash	$600	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

Notes to Unaudited Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

AllyMe Holding Inc. (formerly Rain Sound Acquisition Corporation) (the “Company” or “AllyMe”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash include cash on hand and on deposit at banking institutions. Cash amounted to $250,612 and $0 as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $250,612 and $0 as of March 31, 2018 and December 31, 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $612 and $0 are amounts that are not covered by FDIC insurance as of March 31, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $31,281 during the three months ended March 31, 2018. The Company had a working capital deficit of $43,836 and an accumulated deficit of $48,237 as of March 31, 2018 and a working capital deficit of $13,105 and an accumulated deficit of $16,956 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had the following accounts payable and accrued liabilities:

	March 31, 2018	December 31, 2017
Accrued professional fee	$795	$1,776
Payable for repurchase of common stock	50	-
Total	$845	$1,776

NOTE 4 - DUE TO RELATED PARTY

Due to related party amounted to $71,703 and $17,329 as of March 31, 2018 and December 31, 2017 are fees paid on behalf of the Company by Zilin Wang a shareholder and also an officer of the Company, respectively. The amount due to related party is unsecured, non-interest bearing, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017. There are 6,000,000 and 6,500,000 shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

On December 7, 2016, the Company issued 20,000,000 founders common stock to two then directors and officers at par for legal services provided to the Company.

On November 19, 2017, the Company cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock valued at par.

On November 20, 2017, the Company issued 6,000,000 of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and at a discount of $600 representing 92.3% of the then total outstanding 6,500,000 shares of common stock. In January 2018, the Company and Zilin Wang signed amendment to the original share purchase agreement. The amended agreement revised the purchase price to from $0 to $600. The $600 was received in June 2018.

On January 21, 2018, the Company repurchased and canceled 500,000 shares of common stock from two shareholders at a cost basis of par value per share for $50. $25 was paid in April 2018 and $25 was paid in June 2018.

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

In February 2018, the Company sold 20,000 shares of common stock at $0.6 per share for total of $12,000 to 2 unrelated parties.

The shares sold in February 2018 have not been issued yet as of the report date.

NOTE 6 - SUBSEQUENT EVENT

On April 7, 2018, prior CEO Zilin Wang transferred all of his 6,000,000 shares of Common Stock of the Company to Chunxia Jiang in a private transaction. The shares represented 100% of the issued and outstanding shares of the Company and thereby constituted a change of control of the Company. Simultaneously, Zilin Wang resigned all of his positions with the Company which were immediately assumed by Chunxia Jiang.

On November 20, 2017, the Company issued 6,000,000 of its common stock to Zilin Wang pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and at a discount of $600 representing 92.3% of the then total outstanding 6,500,000 shares of common stock. In January 2018, the Company and Mr. Zilin Wang signed amendment to the original share purchase agreement. The amended agreement revised the purchase price to from $0 to $600. The $600 was received in June 2018.

On January 21, 2018, the Company repurchased and canceled 500,000 shares of common stock from two shareholders at a cost basis of par value per share for $50. $25 was paid in April 2018 and $25 was paid in June 2018.

Management has evaluated subsequent events through July 24, 2018, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from our forward-looking statements, see the section entitled “Cautionary Note Regarding Forward Looking Statements” above.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. This Annual Report should be read in its entirety and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

AllyMe Holding Inc. (formerly Rain Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to the date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on January 18, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

Results of Operations

As of March 31, 2018 the Company had not generated revenues since inception. The Company had sustained net loss of $31,281 and $789 for the three months ended March 31, 2018 and 2017, respectively. The Company has an accumulated deficit of $48,237 and $16,956 as of March 31, 2018 and December 31, 2017, respectively.

Operating expenses totaled $31,281 for the three months ended March 31, 2018, compared to $789 for the three months ended March 31, 2017, an increase of $30,492, or approximately 3,865%. The increase is mainly attributed to increased professional expenses.

Liquidity and Capital Resources

At March 31, 2018, cash were $250,612, compared to $0 at December 31, 2017, an increase of $250,612. Our working capital increased by $194,169 to $181,064 at March 31, 2018 from working capital deficit of $13,105 at December 31, 2017.

The Company used $29,212 and $0 in operating activities for the three months ended March 31, 2018 and 2017, respectively. The increase is due to decreased net loss offset by decreased prepaid expenses.

The Company received $279,824 and $0 from financing activities for the three months ended March 31, 2018 and 2017, respectively. A shareholder paid $54,374 on behalf of the Company for operating expenses for the three months ended March 31, 2018. The payable is interest free, with no collateral, and due on demand. In February 2018, net proceeds of $225,500 were received for share subscription. As of the report date, the shares have not been issued.

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

On November 13, 2017, the Company changed its name to AllyMe Holding Inc. On November 19, 2017, Zilin Wang was named President, Secretary and Chief Financial Officer of the Company. On April 7, 2018, Zilin Wang transferred all of his 6,000,000 shares of Common Stock of the Company to Chunxia Jiang in a private transaction. The shares represented 100% of the issued and outstanding shares of the Company and thereby constituted a change of control of the Company. Simultaneously, Zilin Wang resigned all of his positions with the Company which were immediately assumed by Chunxia Jiang.

On November 20, 2017, the Company issued 6,000,000 of its common stock to Zilin Wang pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and at a discount of $600 representing 92.3% of the then total outstanding 6,500,000 shares of common stock. In January 2018, the Company and Zilin Wang signed amendment to the original share purchase agreement. The amended agreement revised the purchase price to from $0 to $600. The $600 was received in June 2018.

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash include cash on hand and on deposit at banking institutions. Cash amounted to $250,612 and $0 as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $250,612 and $0 as of March 31, 2018 and December 31, 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $612 and $0 are amounts that are not covered by FDIC insurance as of March 31, 2018 and December 31, 2017, respectively.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

SUBSEQUENT EVENT

On April 7, 2018, Zilin Wang transferred all of his 6,000,000 shares of Common Stock of the Company to Chunxia Jiang in a private transaction. The shares represented 100% of the issued and outstanding shares of the Company and thereby constituted a change of control of the Company. Simultaneously, Zilin Wang resigned all of his positions with the Company which were immediately assumed by Chunxia Jiang.

On November 20, 2017, the Company issued 6,000,000 of its common stock to Zilin Wang pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and at a discount of $600 representing 92.3% of the then total outstanding 6,500,000 shares of common stock. In January 2018, the Company and Mr. Zilin Wang signed amendment to the original share purchase agreement. The amended agreement revised the purchase price to from $0 to $600. The $600 was received in June 2018.

On January 21, 2018, the Company repurchased and canceled 500,000 shares of common stock from two shareholders at a cost basis of par value per share for $50. $25 was paid in April 2018 and $25 was paid in June 2018.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and for Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below: we did not maintain effective internal control over financial reporting as we are a very small company and does not have separation of duties and our accounting staff lack sufficient U.S. GAAP experience and requires further substantial training.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2016, the Company issued 20,000,000 founders common stock to two then directors and officers at par for legal services provided to the Company.

On November 19, 2017, the Company cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock valued at par.

On November 20, 2017, the Company issued 6,000,000 of its common stock to Zilin Wang pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and at a discount of $600 representing 92.3% of the then total outstanding 6,500,000 shares of common stock. In January 2018, the Company and Mr. Zilin Wang signed amendment to the original share purchase agreement. The amended agreement revised the purchase price to from $0 to $600. The $600 was received in June 2018.

On January 21, 2018, the Company repurchased and canceled 500,000 shares of common stock from two shareholders at a cost basis of par value per share for $50. $25 was paid in April 2018 and $25 was paid in June 2018.

In February 2018, the Company sold 30,000 shares of common stock at $0.10 per share for total of $3,000 to 3 unrelated parties.

In February 2018, the Company sold 631,667 shares of common stock at $0.30 per share for total of $189,500 to 31 unrelated parties and 2 related parties.

In February 2018, the Company sold 40,000 shares of common stock at $0.40 per share for total of $16,000 to 2 unrelated parties.

In February 2018, the Company sold 10,000 shares of common stock at $0.50 per share for total of $5,000 to 1 unrelated party.

In February 2018, the Company sold 20,000 shares of common stock at $0.60 per share for total of $12,000 to 2 unrelated parties.

The shares sold in February 2018 have not been issued yet as of the report date.

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

ITEM 6. EXHIBITS

(a) Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLYME HOLDING INC.

By:	/s/ Chunxia Jiang
Title:	Chief Executive Officer, President, Chief Financial Officer

Dated: July 24, 2018

