Form 10-Q
period 2018-06-30
AllyMe Holding Inc.
filed 2018-08-14
CIK 1693687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1
Statements of Operations for the Three and Six months Ended June 30, 2018 and 2017 (unaudited)	2
Statements of Cash Flows for the Six months Ended June 30, 2018 and 2017 (unaudited)	3
Notes to Financial Statements (unaudited)	4-9

ALLYME HOLDING INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$241,835	$-
Other receivable	35,592	-
Prepaid expense	-	6,000

Total Assets	$277,427	$6,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$9,710	$1,776
Subscription received in advance	225,500	-
Due to a related parties	82,072	17,329
Total Liabilities	317,282	19,105

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,000,000 and 6,500,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	600	650
Discount on common stock	-	(600)
Additional paid-in capital	3,801	3,801
Accumulated deficit	(44,256)	(16,956)
Total stockholders' deficit	(39,855)	(13,105)
Total Liabilities and Stockholders' Deficit	$277,427	$6,000

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses	16,019	250	47,300	1,039

Operating Loss	(16,981)	(250)	(47,300)	(1,039)

Other income (expense)

Other income (expense)	20,000	-	20,000	-

Other income (expense)	20,000	-	20,000	-

Loss Before Income Taxes	3,981	(250)	(27,300)	(1,039)

Income Tax Expense	-	-	-	-

Net Loss	$3,981	$(250)	$(27,300)	$(1,039)

Loss Per Share - Basic And Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	6,000,000	20,000,000	6,058,011	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(27,300)	$(1,039)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid by stockholder and contributed as capital	-	1,539
Changes in Operating Assets and Liabilities:
Prepaid expense	6,000	-
Other receivable	(35,592)	-
Accounts payable and accrued liabilities	7,934	(500)
Net cash used in operating activities	(48,959)	-

FINANCING ACTIVITIES
Proceeds from related parties	64,743	-
Share issued for cash	600	-
Subscription received in advance	225,500	-
Cash paid to repurchase common stock	(50)	-
Net cash provided by financing activities	290,793	-

Net increase in cash	241,835	-

Cash, beginning of period	-	-

Cash, end of period	$241,835	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable for common stock issued to an officer for cash	$600	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

Notes to Unaudited Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

AllyMe Holding Inc. (formerly Rain Sound Acquisition Corporation) (the “Company” or “AllyMe”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company has been in the developmental stage since inception and the Company engages in consulting services.

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

Allyme is intended to be a marketing and management consulting company that plans to provide advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme plans to offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash amounted to $241,835 and $0 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash amounted to $241,835 and $0 as of June 30, 2018 and December 31, 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of June 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated revenue $20,000 since inception to date and has sustained operating loss of $27,300 during the six months ended June 30, 2018. The Company had a working capital deficit of $39,855 and an accumulated deficit of $44,256 as of June 30, 2018 and a working capital deficit of $13,105 and an accumulated deficit of $16,956 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, accounts payable and accrued liabilities amounted to $9,710 and $1,776, respectively. Accounts payable and accrued liabilities are accrued professional fees.

NOTE 4 - DUE TO RELATED PARTIES

Due to related parties amounted to $82,072 and $17,329 as of June 30, 2018 and December 31, 2017, respectively. Due to related parties are fees paid on behalf of the Company by Zilin Wang who was a prior shareholder and also a prior officer of the Company and by Chunyu Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017. There are 6,000,000 and 6,500,000 shares of common stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

NOTE 6 - SUBSEQUENT EVENT

Extension of Service Agreement with Xizhen Zhu for the benefit of Billion Holding, Inc.

On April 15, 2018, Allyme Holding, Inc. (“Allyme” or the “Company”) entered into a client consulting agreement with Xizhen Zhu (“Ms. Zhu”) to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “Billion Agreement”). Under the terms of the Billion Agreement, Ms. Zhu will be acting for the benefit of Billion Holding, Inc., who is a third party beneficiary to the Billion Agreement. The initial term of the Billion Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month.

On July 30, 2018, the Company and Ms. Zhu agreed to an extension of the Billion Agreement pursuant to which the Term of the Billion Agreement, as defined in the Billion Agreement, was amended such that the Term shall be for a period of one (1) year, and shall automatically be renewed for successive one (1) year periods unless terminated by mutual agreement of the Parties or if one party gives the other party 30 days’ notice of termination.

Extension of Service Agreement with Xizhen Zhu for the benefit of JS Beauty Land Network Technology Inc.

On May 5, 2018, Allyme Holding, Inc. (“Allyme” or the “Company”) entered into a client consulting agreement with Xizhen Zhu, acting as financial representative on behalf of JS Beauty Land Network Technology Inc., to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “JS Beauty Agreement”). Under the terms of the JS Beauty Agreement, Ms. Zhu will be acting for the benefit of JS Beauty Land Network Technology Inc., who is a third party beneficiary to the JS Beauty Agreement. The initial term of the JS Beauty Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month.

On July 30, 2018, the Company and Ms. Zhu agreed to an extension of the JS Beauty Agreement pursuant to which the Term of the JS Beauty Agreement, as defined in the JS Beauty Agreement, was amended such that the Term shall be for a period of one (1) year, and shall automatically be renewed for successive one (1) year periods unless terminated by mutual agreement of the Parties or if one party gives the other party 30 days’ notice of termination.

Management has evaluated subsequent events through August 15, 2018, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

AllyMe Holding Inc. (formerly Rain Sound Acquisition Corporation) (the “Company” or “AllyMe”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company has been in the developmental stage since inception and the Company engages in consulting services.

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

On April 15, 2018, Allyme Holding, Inc. (“Allyme” or the “Company”) entered into a client consulting agreement with Xizhen Zhu (“Ms. Zhu”) to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “Billion Agreement”). Under the terms of the Billion Agreement, Ms. Zhu will be acting for the benefit of Billion Holding, Inc., who is a third party beneficiary to the Billion Agreement. The initial term of the Billion Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month. On July 30, 2018, the Company and Ms. Zhu agreed to an extension of the Billion Agreement pursuant to which the Term of the Billion Agreement, as defined in the Billion Agreement, was amended such that the Term shall be for a period of one (1) year, and shall automatically be renewed for successive one (1) year periods unless terminated by mutual agreement of the Parties or if one party gives the other party 30 days’ notice of termination.

On May 5, 2018, Allyme Holding, Inc. (“Allyme” or the “Company”) entered into a client consulting agreement with Xizhen Zhu, acting as financial representative on behalf of JS Beauty Land Network Technology Inc., to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “JS Beauty Agreement”). Under the terms of the JS Beauty Agreement, Ms. Zhu will be acting for the benefit of JS Beauty Land Network Technology Inc., who is a third party beneficiary to the JS Beauty Agreement. The initial term of the JS Beauty Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month. On July 30, 2018, the Company and Ms. Zhu agreed to an extension of the JS Beauty Agreement pursuant to which the Term of the JS Beauty Agreement, as defined in the JS Beauty Agreement, was amended such that the Term shall be for a period of one (1) year, and shall automatically be renewed for successive one (1) year periods unless terminated by mutual agreement of the Parties or if one party gives the other party 30 days’ notice of termination.

Allyme is intended to be a marketing and management consulting company that plans to provide advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme plans to offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale.

Results of Operations

As of June 30, 2018 the Company had generated revenues $20,000 since inception. The Company had sustained net income of $3,981 and net loss $250 for the three months ended June 30, 2018 and 2017, respectively. The Company had sustained net loss of $27,300 and $1,039 for the six  months ended June 30, 2018 and 2017, respectively. The Company has an accumulated deficit of $44,256 and $16,956 as of June 30, 2018 and December 31, 2017, respectively.

Operating expenses totaled $47,300 for the six months ended June 30, 2018, compared to $1,039 for the six months ended June 30, 2017, an increase of $46,261, or approximately 4,452%. The increase is mainly attributed to increased professional expenses.

Operating expenses totaled $16,019 for the three months ended June 30, 2018, compared to $250 for the three months ended June 30, 2017, an increase of $15,769, or approximately 6,308%. The increase is mainly attributed to increased professional expenses.

Liquidity and Capital Resources

At June 30, 2018, cash were $241,835, compared to $0 at December 31, 2017, an increase of $241,835. Our working capital deficit increased by $26,750 to $39,855 at June 30, 2018 from working capital deficit of $13,105 at December 31, 2017.

The Company used $48,959 and $0 in operating activities for the six months ended June 30, 2018 and 2017, respectively. The increase is due to decreased net loss offset by decreased prepaid expenses.

The Company received $290,793 and $0 from financing activities for the six months ended June 30, 2018 and 2017, respectively. Related parties paid $64,743 on behalf of the Company for operating expenses for the six months ended June 30, 2018. The payable is interest free, with no collateral, and due on demand. In February 2018, net proceeds of $225,500 were received for share subscription. As of the report date, the shares have not been issued.

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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash amounted to $241,835 and $0 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $241,835 and $0 as of June 30, 2018 and December 31, 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of June 30, 2018 and December 31, 2017, respectively.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below: we did not maintain effective internal control over financial reporting as we are a very small company and does not have separation of duties and our accounting staff lack sufficient U.S. GAAP experience and requires further substantial training.

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

Dated: August 14, 2018