Form 10-Q
period 2018-09-30
AllyMe Holding Inc.
filed 2018-11-14
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

ALLYME HOLDING INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

Current Assets
Cash	$277,033	$-
Other receivable	24,724	-
Due from a related party	30,250	-
Prepaid expense	-	6,000

Total Assets	$332,007	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,145	$1,776
Customers deposit	15,000	-
Deposit from a related party	10,015	-
Subscription received in advance	225,500	-
Due to related parties	135,567	17,329
Total Liabilities	391,227	19,105

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,000,000 and 6,500,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	600	650
Discount on common stock	-	(600)
Additional paid-in capital	3,801	3,801
Accumulated deficit	(63,620)	(16,956)
Total stockholders’ deficit	(59,219)	(13,105)
Total Liabilities and Stockholders’ Deficit	$332,007	$6,000

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	19,364	250	66,664	1,289

Operating Loss	(19,364)	(250)	(66,664)	(1,289)

Other income (expense)
Other income	-	-	20,000	-
Other income (expense)	-	-	20,000	-

Loss before income taxes	(19,364)	(250)	(46,664)	(1,289)

Income Tax Expense	-	-	-	-

Net loss	$(19,364)	$(250)	$(46,664)	$(1,289)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares- basic and diluted	6,000,000	20,000,000	6,038,462	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(46,664)	$(1,289)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid by stockholder and contributed as capital	-	1,539
Changes in Operating Assets and Liabilities:
Prepaid expense	6,000	-
Other receivable	(24,724)	-
Accounts payable and accrued liabilities	3,369	(250)
Customers deposit	25,015	-
Net cash used in operating activities	(37,004)	-

FINANCING ACTIVITIES
Proceeds from related parties	118,238	-
Due from related party	(30,250)	-
Share issued for cash	600	-
Subscription received in advance	225,500	-
Cash paid to repurchase common stock	(50)	-
Net cash provided by financing activities	314,038	-

Net increase in cash	277,033	-

Cash, beginning of period	-	-

Cash, end of period	$277,033	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable for common stock issued to an officer for cash	$600	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

Notes to Condensed Unaudited Financial Statements

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

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

Allyme is intended to be a marketing and management consulting company that plans to provide advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme plans to offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale. As of the reports dates, the Company has signed four clients consulting agreements.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash amounted to $277,033 and $0 as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash amounted to $277,033 and $0 as of September 30, 2018 and December 31, 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $27,033 and $0 are amounts that are not covered by FDIC insurance as of September 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not generated any revenue since inception to date and has sustained operating loss of $46,664 during the nine months ended September 30, 2018. The Company had a working capital deficit of $59,219 and an accumulated deficit of $63,620 as of September 30, 2018 and a working capital deficit of $13,105 and an accumulated deficit of $16,956 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable amounted to $24,724 and $0 as of September 30, 2018 and December 31, 2017, respectively. Other receivable represents professional fees made for clients. These payments are due on demand, interest free, and without collateral.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, accounts payable and accrued liabilities amounted to $5,145 and $1,776, respectively. Accounts payable and accrued liabilities are accrued professional fees.

NOTE 5 – CUSTOMER DEPOSIT

Customer deposit amounted to $15,000 and $0 as of September 30, 2018 and December 31, 2017, respectively. Customer deposit represents amount received from customers for services not rendered yet.

NOTE 6 - RELATED PARTIES

Customer deposit from a related party amounted to $10,015 and $0 as of September 30, 2018 and December 31, 2017, respectively. It is deposit from a Company whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company. It is deposit for consulting service that have not been rendered yet.

Due from a related party amounted to $30,250 and $0 as of September 30, 2018 and December 31, 2017, respectively. Due from a related party are professional fees paid on behalf of a Company whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company.  These payments are due on demand, interest free, and without collateral.

Due to related parties amounted to $135,567 and $17,329 as of September 30, 2018 and December 31, 2017, respectively. Due to related parties are fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunyu Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand.

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017. There are 6,000,000 and 6,500,000 shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

The shares sold in February 2018 have not been issued yet as of the report date and is recorded as liability.

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 14, 2018, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

Allyme is intended to be a marketing and management consulting company that plans to provide advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme plans to offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale. As of the reports dates, the Company has signed four clients consulting agreements.

Results of Operations

As of September 30, 2018 the Company had not generated any revenues since inception. The Company had sustained net loss of $19,364 and net loss $250 for the three months ended September 30, 2018 and 2017, respectively. The Company had sustained net loss of $46,664 and $1,289 for the nine months ended September 30, 2018 and 2017, respectively. The Company has an accumulated deficit of $63,620 and $16,956 as of September 30, 2018 and December 31, 2017, respectively.

Operating expenses totaled $66,664 for the nine months ended September 30, 2018, compared to $1,289 for the nine months ended September 30, 2017, an increase of $65,375, or approximately 5,072%. The increase is mainly attributed to increased professional expenses.

Operating expenses totaled $19,364 for the three months ended September 30, 2018, compared to $250 for the three months ended September 30, 2017, an increase of $19,114, or approximately 7,646%. The increase is mainly attributed to increased professional expenses.

Liquidity and Capital Resources

Working capital deficit amounted $59,219 and $13,105 as of September 30, 2018 and December 31, 2017, respectively.

The Company used $37,004 and $0 in operating activities for the nine months ended September 30, 2018 and 2017, respectively. The increase is due to decreased net loss and increased other receivable offset by decreased prepaid expenses and increased customers deposit.

The Company received $314,038 and $0 from financing activities for the nine months ended September 30, 2018 and 2017, respectively. Related parties paid $118,238 on behalf of the Company for operating expenses for the nine months ended September 30, 2018. The payable is interest free, with no collateral, and due on demand. In February 2018, net proceeds of $225,500 were received for share subscription. As of the report date, the shares have not been issued.

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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash amounted to $277,033 and $0 as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $277,033 and $0 as of September 30, 2018 and December 31, 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $27,033 and  $0 are amounts that are not covered by FDIC insurance as of September 30, 2018 and December 31, 2017, respectively.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

PART II — OTHER INFORMATION

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

The shares sold in February 2018 have not been issued yet as of the report date and was recorded as liability.

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

Dated: November 14, 2018

