Form 10-Q/A
period 2018-06-30
AllyMe Holding Inc.
filed 2019-03-15
CIK 1693687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

EXPLANATORY NOTE

This amended report on Form 10-Q is filed solely for the purpose of correcting the shell company status of the Company. The previously filed Form 10-Q report erroneously designated the Company as a shell company (as defined in Rule 12b-2 of the Exchange Act). In fact, the Company was not a shell company at the time the original report was filed and has never been a shell company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLYME HOLDING INC.

By:	/s/ Chunxia Jiang
Title:	Chief Executive Officer, President, Chief Financial Officer

Dated: March 15, 2019