Form 10-K
period 2018-12-31
AllyMe Holding Inc.
filed 2019-03-28
CIK 1693687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-55738

ALLYME HOLDING, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

506 Enterprise Ave.
Kitimat, BC, Canada	V8C 2E2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (778) 888-2886

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (March 19, 2019): 6,731,667

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of AllyMe Holding, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

Corporate History and General Information

AllyMe Holding, Inc., formerly known as Rain Sound Acquisition Corporation (“AllyMe” or the “Company”), was incorporated in Delaware on December 7, 2016.

In November 2017, the Company implemented a change of control by issuing shares to new stockholders, redeeming shares of existing stockholders, electing a new officer and director, Zilin Wang, and accepting the resignations of its then existing officers and directors. In connection with this change in control, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name from Rain Sound Acquisition Corporation to AllyMe Holding, Inc.

In May 2018, the Company implemented another change in control by electing a new officer and director and accepting the resignations of its then existing officer and director and whereby the then majority shareholder of the Company, Zilin Wang, sold his common stock shares in the Company to Chunxia Jiang, who is now the sole officer and director and majority shareholder of the Company.

Business

Allyme is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme offers a wide assortment of advisory services, ranging business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale.

Loan to 0731380 B.C. Limited

On December 1, 2018, AllyMe Holding Inc. (“AllyMe”) entered into an agreement to acquire a 51% interest in 0731380 B.C. Limited, a company registered in British Columbia, Canada (“0731380”). Initially, this transaction was structured as a purchase of equity by AllyMe, however, the parties thereafter agreed (effective ab initio) that the transaction be structured as a convertible loan rather than an equity purchase transaction.

The restructuring of the initial Agreement and the amendment thereof on February 28, 2019 was approved by the Boards of Directors of both AllyMe and 0731380. This is a related-party transaction as Chunxia Jiang is the principal and controlling shareholder and the sole director of both AllyMe and 0731380.

Therefore, the parties have agreed that, in lieu of any purchase of an equity interest in 0731380, AllyMe would advance a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which will be payable One (1) year following the advance of funding of the Loan. 0731380 will use the proceeds of the Loan to fund the acquisition of a license and development of a retail outlet for the sale of cannabis-related products by its wholly-owned subsidiary, Natural Recreation in Kitimat, BC, Canada. The loan bears interest at a rate of five percent (5%) per annum payable at Maturity. The Loan Agreement (“Loan Agreement”) provides that if all licenses required to operate the retail store in Kitimat are issued by an agreed date, the Loan may be converted, at the option of AllyMe, into an equity investment in Natural Recreation. There is a further provision in the Loan Agreement that if the Loan is converted, AllyMe may, at its sole option, additionally issue 3,060,000 shares of its common stock to 0731380 which, together with the conversion of the Loan, will be AllyMe’s purchase price for a 51% interest in Natural Recreation. If full licensure for the retail store in Kitimat is not issued by the agreed date, then the loan will convert to a term loan to be repaid on a schedule mutually agreed by the parties. There is no penalty for the early payment of the Loan. As of this date, such licensure is only in the early application process and there is no guarantee when any license will be issued, if at all.

Risks and Uncertainties facing the Company

The Company has had only limited revenues which have been derived from its consulting agreements. Notwithstanding, the Company expects to generate revenues from both the advisory agreements and its initial retail marijuana outlet.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers or build its retail marijuana outlet to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund its projects, including securing adequate capital to pay for operations and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Due to these and other factors, the Company’s need for additional capital, the Company’s independent auditors have issued a report raising substantial doubt of the Company’s ability to continue as a going concern.

Competition

The Company encounters substantial competition from a wide variety of entities in both of its business lines, most of which is from companies which are better capitalized than the Company. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

As of December 31, 2018, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2018, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2018, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

There is currently no public market for the Company’s securities. At such time as it qualifies, the Company may choose to apply for quotation of its securities on one of the OTC markets. At this time there is no liquidity for the Company’s common shares.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable – Related Party

At December 31, 2018, the Company had loans and notes outstanding from two related parties in the aggregate amount of $153,626, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest-bearing and payable on demand.

Status of Outstanding Common Stock

As of December 31, 2018, we had a total of 6,731,667 shares of our common stock outstanding. 6,000,000 of these shares are currently held by Chunxia Jiang, who is an “affiliate” of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 6,731,667 shares of our common stock to forty-one (41) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/18	12/31/17
Revenues	$15,915	$-
Net Loss	$(160,545)	$(13,644)
Net Loss Per Share, Basic and Diluted	$(0.03)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	6,209,178	18,430,137
Stockholders’ Deficit	$61,618	$(13,105)
Total Assets	$249,089	$6,000
Total Liabilities	$187,471	$19,105

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

AllyMe Holding, Inc., formerly known as Rain Sound Acquisition Corporation (“AllyMe” or the “Company”), was incorporated in Delaware on December 7, 2016.

In November 2017, the Company implemented a change of control by issuing shares to new stockholders, redeeming shares of existing stockholders, electing a new officer and director, Zilin Wang, and accepting the resignations of its then existing officers and directors. In connection with this change in control, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name from Rain Sound Acquisition Corporation to AllyMe Holding, Inc.

In May 2018, the Company implemented another change in control by electing a new officer and director and accepting the resignations of its then existing officer and director and whereby the then majority shareholder of the Company, Zilin Wang, sold his common stock shares in the Company to Chunxia Jiang, who is now the sole officer and director and majority shareholder of the Company.

Business

Allyme is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme offers a wide assortment of advisory services, ranging business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale.

Loan to 0731380 B.C. Limited

On December 1, 2018, AllyMe Holding Inc. (“AllyMe”) entered into an agreement to acquire a 51% interest in 0731380 B.C. Limited, a company registered in British Columbia, Canada (“0731380”). Initially, this transaction was structured as a purchase of equity by AllyMe, however, the parties thereafter agreed (effective ab initio) that the transaction be structured as a convertible loan rather than an equity purchase transaction.

The restructuring of the initial Agreement and the amendment thereof on February 28, 2019 was approved by the Boards of Directors of both AllyMe and 0731380. This is a related-party transaction as Chunxia Jiang is the principal and controlling shareholder and the sole director of both AllyMe and 0731380.

Therefore, the parties have agreed that, in lieu of any purchase of an equity interest in 0731380, AllyMe would advance a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which will be payable One (1) year following the advance of funding of the Loan. 0731380 will use the proceeds of the Loan to fund the acquisition of a license and development of a retail outlet for the sale of cannabis-related products by its wholly-owned subsidiary, Natural Recreation in Kitimat, BC, Canada. The loan bears interest at a rate of five percent (5%) per annum payable at Maturity. The Loan Agreement (“Loan Agreement”) provides that if all licenses required to operate the retail store in Kitimat are issued by an agreed date, the Loan may be converted, at the option of AllyMe, into an equity investment in Natural Recreation. There is a further provision in the Loan Agreement that if the Loan is converted, AllyMe may, at its sole option, additionally issue 3,060,000 shares of its common stock to 0731380 which, together with the conversion of the Loan, will be AllyMe’s purchase price for a 51% interest in Natural Recreation. If full licensure for the retail store in Kitimat is not issued by the agreed date, then the loan will convert to a term loan to be repaid on a schedule mutually agreed by the parties. There is no penalty for the early payment of the Loan. As of this date, such licensure is only in the early application process and there is no guarantee when any license will be issued, if at all.

Results of Operations

Year Ended December 31, 2018 Compared to December 31, 2017

The following table summarizes the results of our operations during the fiscal years ended December 31, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/18	12/31/17	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$15,915	$-	$15,915	inf.
Operating expenses	184,692	13,644	171,048	1,254%
Other income	10,782	-	10,782	inf.
Net loss	(160,545)	(13,644)	146,901	1,077%
Loss per share of common stock	(0.03)	(0.00)	(0.03)	inf.

We recorded a net loss of $160,545 for the fiscal year ended December 31, 2018 as compared with a net loss of $13,644 for the fiscal year ended December 31, 2017 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Liquidity and Capital Resources

As of December 31, 2018, we had total assets of $249,089, a working capital of $61,618 and an accumulated stockholders’ equity of $61,618. Our operating activities used $118,258 in cash for the fiscal year ended December 31, 2018, while our operations used $17,329 cash in the fiscal year ended December 31, 2017. Our revenues were $15,915 in the fiscal year ended December 31, 2018 compared to revenues of $0 in the fiscal year ended December 31, 2017. In the fiscal year ended December 31, 2018, we also recognized other income of $20,000.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2018, the Company had loans and notes outstanding from a related party shareholder in the aggregate amount of $153,626, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2018 and 2017 and the reports thereon of TAAD, LLP and KCCW Accountancy Corp., respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

AllyMe Holding, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of AllyMe Holding, Inc. (the “Company”) as of December 31, 2018, the related statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

March 27, 2019

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

/s/ KCCW Accountancy Corp.

Los Angeles, California

March 27, 2018

ALLYME HOLDING INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash	$244,089	$-
Prepaid expense	5,000	6,000

Total Assets	$249,089	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$12,845	$1,776
Customers deposit	21,000	-
Due to related parties	153,626	17,329
Total Liabilities	187,471	19,105

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,500,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	673	650
Discount on common stock	-	(600)
Additional paid-in capital	238,446	3,801
Accumulated deficit	(177,501)	(16,956)
Total stockholders’ equity (deficit)	61,618	(13,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$249,089	$6,000

The accompanying notes are an integral part of these financial statements.

ALLYME HOLDING INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

Revenue	$5,900	$-
Revenue - related party	10,015	-
Total revenue	15,915	-
Cost of Revenues	2,550	-
Gross Profit	13,365	-

Operating expenses	184,692	13,644

Operating Loss	(171,327)	(13,644)

Other income (expense)
Interest expense	(9,218)	-
Other income	20,000	-
Other income (expense)	10,782	-

Loss before income taxes	(160,545)	(13,644)

Income Tax Expense	-	-

Net loss	$(160,545)	$(13,644)

Loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average shares- basic and diluted	6,209,178	18,430,137

The accompanying notes are an integral part of these financial statements.

ALLYME HOLDING INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2016	20,000,000	2,000	-	312	(3,312)	(1,000)

Redemption of common stock	(19,500,000)	$(1,950)	$-	$1,950	$-	$-
						-
Issuance of common stock	6,000,000	600	(600)	-	-	-
Expenses paid by a shareholder and contributed as capital	-	-	-	1,539	-	1,539
Net loss	-	-	-	-	(13,644)	(13,644)

Balance December 31, 2017	6,500,000	650	(600)	3,801	(16,956)	(13,105)

Imputed interest expense	-	-	-	9,218	-	9,218
Shares issued for cash	731,667	73	600	225,427	-	226,100
Redemption of common stock	(500,000)	(50)	-	-	-	(50)
Net loss	-	-	-	-	(160,545)	(160,545)

Balance December 31, 2018	6,731,667	$673	$-	$238,446	$(177,501)	$61,618

The accompanying notes are an integral part of these financial statements.

ALLYME HOLDING INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(160,545)	$(13,644)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid by stockholder and contributed as capital	-	1,539
Imputed interest expense	9,218	-
Changes in Operating Assets and Liabilities:
Prepaid expense	1,000	(6,000)
Customers deposit	21,000	-
Accounts payable and accrued liabilities	11,069	776
Net cash used in operating activities	(118,258)	(17,329)

FINANCING ACTIVITIES
Proceeds from related parties	136,297	17,329
Share issued for cash	226,100	-
Cash paid to repurchase common stock	(50)	-
Net cash provided by financing activities	362,347	17,329

Net increase in cash	244,089	-

Cash, beginning of period	-	-

Cash, end of period	$244,089	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to officer for no consideration	$-	$600
Redemption of common shares in connection with change of control	$-	$1,950

The accompanying notes are an integral part of these financial statements.

ALLYME HOLDING INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

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

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

Allyme is intended to be a marketing and management consulting company that plans to provide advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme plans to offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale. As of the reports dates, the Company has signed four clients in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash amounted to $244,089 and $0 as of December 31, 2018 and 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash amounted to $244,089 and $0 as of December 31, 2018 and 2017, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of December 31, 2018 and 2017, respectively.

REVENUE RECOGNITION

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there were no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

The Company recognizes revenue from providing consulting services as of December 31,2018. Customer makes full payment at time of purchase. The Company does not offer customers right of refund.

The Company had net revenue of $15,915 and $0 for the twelve months ended December 31,2018 and 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018 and 2017, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated only $15,915 revenue since inception to date and has sustained operating loss of $160,545 during the year ended December 31, 2018. The Company had a working capital of $61,618 and an accumulated deficit of $177,501 as of December 31, 2018 and a working capital deficit of $13,105 and an accumulated deficit of $16,956 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entre $70,809 as bad debt for the year ended December 31, 2018. As a result, other receivable amounted to $0 and $0 as of December 31, 2018 and 2017, respectively

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2018 and 2017, accounts payable and accrued liabilities amounted to $12,845 and $1,776, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 5 - CUSTOMER DEPOSIT

Customer deposit amounted to $21,000 and $0 as of December 31, 2018 and 2017, respectively. Customer deposit represents amount received from customers for services not rendered yet.

NOTE 6 - RELATED PARTIES

The Company provided consulting services to a related party whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company. The service provided is booked under revenue – related party. Revenue from a related party amounted to $10,015 and $0 for the year ended December 31, 2018 and 2017, respectively.

Due from a related party amounted to $0 and $0 as of December 31, 2018 and 2017, respectively. Due from a related party are professional fees paid on behalf of a Company whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entire $33,408 as bad debt for the year ended December 31, 2018.

Due to related parties amounted to $153,626 and $17,329 as of December 31, 2018 and 2017, respectively. Due to related parties fees include amounts paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of December 31, 2018 and 2017. There are 6,731,667 and 6,500,000 shares of common stock outstanding as of December 31, 2018 and 2017, respectively.

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

NOTE 8 – INCOME TAX

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

As of December 31, 2018, the Company had net operating loss (NOL) carry forwards of $177,501 that may be available to reduce future years’ taxable income through 2038. The deferred tax asset applicable to the net loss of $37,275 was offset entirely by a valuation allowance, which changed by $33,714 during 2018. As of December 31, 2017, the Company had net operating loss carry forwards of $16,956 that may be available to reduce future years’ taxable income through 2037. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2018.

NOTE 9 - SUBSEQUENT EVENT

Loan to 0731380 B.C. Limited

On December 1, 2018, AllyMe Holding Inc. (“AllyMe”) entered into an agreement to acquire a 51% interest in 0731380 B.C. Limited, a company registered in British Columbia, Canada (“0731380”). Initially, this transaction was structured as a purchase of equity by AllyMe, however, the parties thereafter agreed (effective ab initio) that the transaction be structured as a convertible loan rather than an equity purchase transaction.

The restructuring of the initial Agreement and the amendment thereof on February 28, 2019 was approved by the Boards of Directors of both AllyMe and 0731380. This is a related-party transaction as Chunxia Jiang is the principal and controlling shareholder and the sole director of both AllyMe and 0731380.

Therefore, the parties have agreed that, in lieu of any purchase of an equity interest in 0731380, AllyMe would advance a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which will be payable One (1) year following the advance of funding of the Loan. 0731380 will use the proceeds of the Loan to fund the acquisition of a license and development of a retail outlet for the sale of cannabis-related products by its wholly-owned subsidiary, Natural Recreation in Kitimat, BC, Canada. The loan bears interest at a rate of five percent (5%) per annum payable at Maturity. The Loan Agreement (“Loan Agreement”) provides that if all licenses required to operate the retail store in Kitimat are issued by an agreed date, the Loan may be converted, at the option of AllyMe, into an equity investment in Natural Recreation. There is a further provision in the Loan Agreement that if the Loan is converted, AllyMe may, at its sole option, additionally issue 3,060,000 shares of its common stock to 0731380 which, together with the conversion of the Loan, will be AllyMe’s purchase price for a 51% interest in Natural Recreation. If full licensure for the retail store in Kitimat is not issued by the agreed date, then the loan will convert to a term loan to be repaid on a schedule mutually agreed by the parties. There is no penalty for the early payment of the Loan. As of this date, such licensure is only in the early application process and there is no guarantee when any license will be issued, if at all.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2018.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has the financial resources to address and eliminate the identified weaknesses, we intend to create take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and her business experience during at least the last five years.

Name	Age	Positions Held

Chunxia Jiang	56	CEO, CFO President, Treasurer, Secretary and a Director since 2018

Chunxia Jiang (56). For over five years, Ms. Jiang has served as the manager of the Kitimat Hotel in Kitimat, B.C., Canada. In addition, for the past twenty years, she has been engaged on a self-employed basis as a business and financial consultant, together with an associate network, with a wide-range of both publicly-reporting and private companies. She graduated with a four-year degree from university in Beijing, China and has resided and worked in Canada since 1995.

Ms. Jiang devotes approximately 25% of her business time to the affairs of the Company. The time Ms. Jiang spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Ms. Jiang, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2018, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Ms. Jiang is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Ms. Jiang serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Chunxia Jiang, does not receive any compensation for the services she renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Ms. Jiang may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2018 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Chunxia Jiang	6,000,000	89.1%
506 Enterprise Ave.
Kitimat, BC, Canada V8C 2E2

Officers and directors as a group (one person)	6,000,000	89.1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2018. All percentages for common stock are calculated based upon a total of 6,731,667 shares outstanding as of December 31, 2018, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2018, the Company had loans and notes outstanding from Chunxia Jiang, the Company’s sole shareholder, director and officer, in the aggregate amount of $153,626, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Director Independence

As of December 31, 2018, Chunxia Jiang was the sole director of the Company. Ms. Jiang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, TAAD, LP was $14,500 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2018. The aggregate fees billed by our former auditors, KCCW Accountancy Corp. was $4,500 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2017.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax  preparation fees billed for the fiscal years ended December 31, 2018 or 2017.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of TAAD, LP, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2018

●	Report of KCCW Accountancy Corp, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2017

●	Balance Sheets as of December 31, 2018 and 2017 (audited)

●	Statements of Operations for the years ended December 31, 2018 and 2017 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from December 31, 2016 to December 31, 2018 (audited)

●	Statements of Cash Flows for the years ended December 31, 2018 and 2017 (audited)

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllyMe Holding, Inc.
(Registrant)

By	/s/ Chunxia Jiang

Chunxia Jiang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	March 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Chunxia Jiang

Chunxia Jiang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	March 27, 2019

