Form 10-Q
period 2019-03-31
AllyMe Holding Inc.
filed 2019-05-14
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2019
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME HOLDING INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$17,720	$244,089
Loan from a related party	151,875	-
Prepaid expense	-	5,000

Total Assets	$169,595	$249,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$4,940	$12,845
Customers deposit	2,400	21,000
Due to related parties	153,626	153,626
Total Liabilities	160,966	187,471

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	673	673
Discount on common stock	-	-
Additional paid-in capital	240,750	238,446
Accumulated deficit	(232,794)	(177,501)
Total stockholders’ equity (deficit)	8,629	61,618
Total Liabilities and Stockholders’ Equity (Deficit)	$169,595	$249,089

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2019	2018

Revenue	$18,600	$-
Revenue - related party	-	-
Total revenue	18,600	-
Cost of Revenues	-	-
Gross Profit	18,600	-

Operating expenses	73,464	31,281

Operating Loss	(54,864)	(31,281)

Other income (expense)
Interest expense	(2,304)	-
Interest income	1,875	-
Other income (expense)	(429)	-

Loss before income taxes	(55,293)	(31,281)

Income Tax Expense	-	-

Net loss	$(55,293)	$(31,281)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares- basic and diluted	6,731,667	6,166,667

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(55,293)	$(31,281)
Non-cash adjustments to reconcile net loss to net cash:
Imputed interest expense	2,304	-
Changes in Operating Assets and Liabilities:
Prepaid expense	5,000	3,000
Accounts payable and accrued liabilities	(7,906)	(931)
Customers deposit	(18,600)	-
Net cash used in operating activities	(74,495)	(29,212)

FINANCING ACTIVITIES
Proceeds from related parties	-	54,374
Loan from a related party	(151,875)	-
Share issued for cash	-	225,500
Cash paid to repurchase common stock	-	(50)
Net cash provided by /(used in) financing activities	(151,875)	279,824

Net increase/(decrease) in cash	(226,369)	250,612

Cash, beginning of period	244,089	-

Cash, end of period	$17,720	$250,612

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable for common stock issued to an officer for cash	$-	$600
Common stock issued to officer for no consideration	$-	$-
Redemption of common shares in connection with change of control	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Discount on	Additional	Subscription		Total
	Common Stock		Common	Paid-in	Received	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	in Advance	Deficit	Equity
Balance December 31, 2017	6,500,000	$650	$(600)	$3,801	$-	$(16,956)	$(13,105)

Subscription received in advance	-	-	-	-	225,500	-	225,500
Redemption of common stock	(500,000)	(50)	-	-	-	-	(50)
Net loss	-	-	-	-	-	(31,281)	(31,281)

Balance March 31, 2018	6,000,000	$600	$(600)	$3,801	$225,500	$(48,237)	$181,064

Balance December 31, 2018	6,731,667	$673	$-	$238,446	$-	$(177,501)	$61,618

Imputed interest expense	-	-	-	2,304	-	-	2,304
Net loss	-	-	-	-	-	(55,293)	(55,293)

Balance March 31, 2019	6,731,667	$673	$-	$240,750	$-	$(232,794)	$8,629

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

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

Allyme is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Allyme offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. As of the date of this report, the Company has signed few clients.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH

Cash include cash on hand and on deposit at banking institutions. Cash amounted to $17,720 and $244,089 as of March 31, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash amounted to $17,720 and $244,089 as of March 31, 2019 and December 31, 2018, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of March 31, 2019 and December 31, 2018, respectively.

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

The Company had no revenue for the three months ended March 31,2019 and 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019 and December 31, 2018, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated only $34,515 revenue since inception to date and has sustained operating loss of $55,293 during the three months ended March 31, 2019. The Company had a working capital of $8,629 and an accumulated deficit of $232,794 as of March 31, 2019 and a working capital of $61,618 and an accumulated deficit of $177,501 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entire $37,271 and $70,809 as bad debt for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively. As a result, other receivable amounted to $0 and $0 as of March 31, 2019 and December 31, 2018, respectively

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, accounts payable and accrued liabilities amounted to $4,940 and $12,845, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 5 - CUSTOMER DEPOSIT

Customer deposit amounted to $2,400 and $21,000 as of March 31, 2019 and December 31, 2018, respectively. Customer deposit represents amount received from customers for services not rendered yet.

NOTE 6 - RELATED PARTIES

Loan from a related party

On December 1, 2018, AllyMe entered into an agreement to acquire a 51% interest in 0731380 B.C. Limited, a company registered in British Columbia, Canada (“0731380”). Initially, this transaction was structured as a purchase of equity by AllyMe, however, the parties thereafter agreed (effective ab initio) that the transaction be structured as a convertible loan rather than an equity purchase transaction.

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

Due from a related party

Due from a related party amounted to $0 and $0 as of March 31, 2019 and December 31, 2018, respectively. Due from a related party are professional fees paid on behalf of a Company whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entire $13,462 and $33,408 as bad debt for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively.

Due to related parties

Due to related parties amounted to $153,626 and $153,626 as of March 31, 2019 and December 31, 2018, respectively. Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018. There are 6,731,667 and 6,731,667 shares of common stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

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

NOTE 8 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 14, 2019, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview of the Business

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

Service Agreements

Service Agreement with Xizhen Zhu for the benefit of Billion Holding, Inc.

On April 15, 2018, Allyme Holding, Inc. (“Allyme” or the “Company”) entered into a client consulting agreement with Xizhen Zhu (“Ms. Zhu”) to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “Billion Agreement”). Under the terms of the Billion Agreement, Ms. Zhu will be acting for the benefit of Billion Holding, Inc., which is a third-party beneficiary to the Billion Agreement. The initial term of the Billion Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month.

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

Service Agreement with Xizhen Zhu for the benefit of JS Beauty Land Network Technology Inc.

On May 5, 2018, Allyme Holding, Inc. (“Allyme” or the “Company”) entered into a client consulting agreement with Xizhen Zhu, acting as financial representative on behalf of JS Beauty Land Network Technology Inc., to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “JS Beauty Agreement”). Under the terms of the JS Beauty Agreement, Ms. Zhu will be acting for the benefit of JS Beauty Land Network Technology Inc., who is a third-party beneficiary to the JS Beauty Agreement. The initial term of the JS Beauty Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

The following table summarizes the results of our operations during the three months ended March 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/19	3/31/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$18,600	$-	$18,600	100%
Operating expenses	73,464	31,281	42,183	135%
Net loss	(55,293)	(31,281)	(24,012)	77%
Loss per share of common stock	(0.01)	(0.01)	(0.01)	inf.

We recorded a net loss of $55,293 for the three months ended March 31, 2019 as compared with a net loss of $31,281 for the three months ended March 31, 2018 due primarily to a decrease in general and administrative expense.

Liquidity and Capital Resources

As of March 31, 2019, we had total assets of $169,595, working capital of $8,629 and an accumulated stockholders’ equity of $8,629. Our operating activities used $74,495 in cash for the three months ended March 31, 2019, while our operations used $29,212 cash in the three months ended March 31, 2018. Our revenues were $18,600 for the three months ended March 31, 2019 compared to revenues of $0 for the three months ended March 31, 2018.

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

At March 31, 2019, the Company had loans and advances from a related party shareholder in the aggregate amount of $153,626, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes and (4) lack of timely communications with vendors and proper accrual of expenses.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ALLYME HOLDING, INC.

Date: May 14, 2019	By	/s/ Chunxia Jiang
Chunxia Jiang
Director, CEO, CFO, President and Treasurer

