Form 10-Q
period 2019-06-30
AllyMe Holding Inc.
filed 2019-08-07
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2019
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME HOLDING INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$1,350	$244,089
Loan from a related party	153,750	-
Prepaid expense	-	5,000

Total Assets	$155,100	$249,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$22,645	$12,845
Customers deposit	-	21,000
Due to related parties	153,626	153,626
Total Liabilities	176,271	187,471

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	673	673
Discount on common stock	-	-
Additional paid-in capital	243,055	238,446
Accumulated deficit	(264,899)	(177,501)
Total stockholders’ equity (deficit)	(21,171)	61,618
Total Liabilities and Stockholders’ Equity (Deficit)	$155,100	$249,089

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue	$3,400	$-	$22,000	$-
Revenue - related party			-	-
Total revenue	3,400	-	22,000	-
Cost of Revenues	-	-	-	-
Gross Profit	3,400	-	22,000	-

Operating expenses	35,075	16,019	108,539	47,300

Operating Loss	(31,675)	(16,019)	(86,539)	(47,300)

Other income (expense)
Interst expense	(2,305)	-	(4,609)	-
Interst income	1,875	-	3,750	-
Other income	-	20,000	-	20,000
Other income (expense)	(430)	20,000	(859)	20,000

Loss before income taxes	(32,105)	3,981	(87,398)	(27,300)

Income Tax Expense	-	-	-	-

Net loss	$(32,105)	$3,981	$(87,398)	$(27,300)

Loss per share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares- basic and diluted	6,731,667	6,000,000	6,731,667	6,058,011

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2017	6,500,000	$650	$(600)	$3,801	$(16,956)	$(13,105)

Imputed interest expense	-	-	-	9,218	-	9,218
Shares issued for cash	731,667	73	600	225,427	-	226,100
Redemption of common stock	(500,000)	(50)	-	-	-	(50)
Net loss	-	-	-	-	(160,545)	(160,545)

Balance December 31, 2018	6,731,667	673	-	238,446	(177,501)	61,618

Imputed interest expense	-	-	-	4,609	-	4,609
Net loss	-	-	-	-	(87,398)	(87,398)

Balance June 30, 2019	6,731,667	$673	$-	$243,055	$(264,899)	$-21,171

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(87,398)	$(27,300)
Non-cash adjustments to reconcile net loss to net cash:
Imputed interest expense	4,609	-
Changes in Operating Assets and Liabilities:
Prepaid expense	5,000	6,000
Other receivable	-	(35,592)
Accounts payable and accrued liabilities	9,799	7,934
Customers deposit	(21,000)	-
Net cash used in operating activities	(88,990)	(48,958)

FINANCING ACTIVITIES
Proceeds from related parties	0	64,743
Loan from a related party	(153,750)	-
Share issued for cash	-	226,100
Cash paid to repurchase common stock	0	(50)
Net cash provided by financing activities	(153,750)	290,793

Net increase in cash	(242,739)	241,835

Cash, beginning of period	244,089	-

Cash, end of period	$1,350	$241,835

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable for common stock issued to an officer for cash	$-	$600
Common stock issued to officer for no consideration	$-	$-
Redemption of common shares in connection with change of control	$-	$-

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

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

Allyme is a marketing and management consulting company that provides advisory services to companies for the purpose of facilitating the competitiveness of those companies in the international market. Allyme offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. As of the date of this report, the Company has signed few clients.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH

Cash include cash on hand and on deposit at banking institutions. Cash amounted to $1,350 and $244,089 as of June 30, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash amounted to $1,350 and $244,089 as of June 30, 2019 and December 31, 2018, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of June 30, 2019 and December 31, 2018, respectively.

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

The Company had revenue $22,000 and $0 for the six months ended June 30,2019 and 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019 and December 31, 2018, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated only $37,915 revenue since inception to date and has sustained operating loss of $87,398 during the six months ended June 30, 2019. The Company had a negative working capital of $21,171 and an accumulated deficit of $264,899 as of June 30, 2019 and a working capital of $61,618 and an accumulated deficit of $177,501 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entire $42,099 and $70,809 as bad debt for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively. As a result, other receivable amounted to $0 and $0 as of June 30, 2019 and December 31, 2018, respectively

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, accounts payable and accrued liabilities amounted to $22,645 and $12,845, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 5 - CUSTOMER DEPOSIT

Customer deposit amounted to $0 and $21,000 as of June 30, 2019 and December 31, 2018, respectively. Customer deposit represents amount received from customers for services not rendered yet.

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

Due from a related party

Due from a related party amounted to $0 and $0 as of June 30, 2019 and December 31, 2018, respectively. Due from a related party are professional fees paid on behalf of a Company whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entire $9,531 and $33,408 as bad debt for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively.

Due to related parties

Due to related parties amounted to $153,626 and $153,626 as of June 30, 2019 and December 31, 2018, respectively. Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of June 30, 2019 and December 31, 2018. There are 6,731,667 and 6,731,667 shares of common stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

NOTE 8 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 14, 2019, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Business

Allyme is a marketing and management consulting company that provides advisory services to companies for the purpose of facilitating the competitiveness of those companies in the international market. Allyme offers a wide assortment of advisory services, ranging business planning consulting services, mergers and acquisitions advising, and marketing services. Allyme intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, Allyme expects that it will be well positioned to facilitate its clients’ growth on an international scale.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to June 30, 2018

The following table summarizes the results of our operations during the three months ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2019	6/30/2018	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$3,400	$-	$3,400	inf.
Operating expenses	35,075	16,019	19,056	119%
Other income/(expense)	(430)	20,000	20,430	(102)%
Net income/(loss)	(32,105)	3,981	36,086	(906)%
Loss per share of common stock	(0.00)	(0.00)	(0.030)	n/a

We recorded a net loss of $32,105 for the three months year ended June 30, 2019 as compared with net income of $3,981 for the three months ended June 30, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Six Months Ended June 30, 2019 Compared to June 30, 2018

The following table summarizes the results of our operations during the six months ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six-month period to the prior six-month period:

Line Item	6/30/2019	6/30/2018	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$22,000	$-	$22,000	inf.
Operating expenses	108,539	43,700	64,839	148%
Other income/(expense)	(859)	20,000	(20,859)	(104)%
Net income/(loss)	(87,398)	(27,300)	(60,098)	(300)%
Loss per share of common stock	(0.01)	(0.00)	(0.01)	inf.

We recorded a net loss of $87,398 for the six months year ended June 30, 2019 as compared with net a loss of $27,300 for the six months ended June 30, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Liquidity and Capital Resources

As of June 30, 2019, we had total assets of $155,100, a negative working capital of $21,171 and an accumulated stockholders’ deficit of $21,171. Our operating activities used $88,990 in cash for the six months ended June 30, 2019, while our operations used $48,958 cash in the six months ended June 30, 2018. Our revenues were $22,000 for the six months ended June 30, 2018 compared to revenues of $0 for the six months ended June 30, 2018.

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

At June 30, 2019, the Company had loans and advances from a related party shareholder in the aggregate amount of $153,626, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

Plan of Operations

The Company intends to (i) focus on obtaining visibility for its services by contacting small to medium sized enterprises located on China and throughout Asia and (ii) pursue obtaining licensure for a retail cannabis dispensary in Kitimat, BC, Canada.

Currently, these efforts are being funded through the proceeds of the Company’s private placements and loans from management. Management of the Company believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger distributors.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the near term, the Company plans to rely on its primary stockholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements and would facilitate the Company’s business of providing management consulting services. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company and allow the Company to achieve overall sustainable profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLYME HOLDING, INC.

Date: August 7, 2019	By	/s/ Chunxia Jiang
Chunxia Jiang
Director, CEO, CFO, President and Treasurer

