Form 10-Q/A
period 2019-06-30
AllyMe Holding Inc.
filed 2019-08-08
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

First Amendment

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

EXPLANATORY NOTE

This First Amendment to the Company’s Form 10-Q for the period ended June 30, 2019 filed on August 7, 2019 corrects the formatting of the Statement of Stockholders’ Equity for the period ended June 30, 2019.

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

ALLYME HOLDING INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue	$3,400	$-	$22,000	$-
Revenue - related party			-	-
Total revenue	3,400	-	22,000	-
Cost of Revenues	-	-	-	-
Gross Profit	3,400	-	22,000	-

Operating expenses	35,075	16,019	108,539	47,300

Operating Loss	(31,675)	(16,019)	(86,539)	(47,300)

Other income (expense)
Interest expense	(2,305)	-	(4,609)	-
Interest income	1,875	-	3,750	-
Other income	-	20,000	-	20,000
Other income (expense)	(430)	20,000	(859)	20,000

Loss before income taxes	(32,105)	3,981	(87,398)	(27,300)

Income Tax Expense	-	-	-	-

Net loss	$(32,105)	$3,981	$(87,398)	$(27,300)

Loss per share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares- basic and diluted	6,731,667	6,000,000	6,731,667	6,058,011

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED JUNE 30, 2019 and 2018

(UNAUDITED)

	Common Stock		Discount on Common	Additional Paid-in	Subscription Received	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	in Advance	Deficit	Equity

Balance March 31, 2019	6,731,667	$673	$-	$240,750	$-	$(232,794)	$8,629

Imputed interest expense	-	-	-	2,305	-	-	2,305
Net loss	-	-	-	-	-	(32,105)	(32,105)

Balance June 30, 2019	6,731,667	$673	$-	$243,055	$-	$(264,899)	$(21,171)

	Common Stock		Discount on Common	Additional Paid-in	Subscription Received	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	in Advance	Deficit	Equity

Balance March 31, 2018	6,000,000	$600	$(600)	$3,801	$225,500	$(48,237)	$181,064

Shares issued for cash	-	-	600	-	-	-	600
Subscription received in advance	-	-	-	-	(225,500)	-	(225,500)
Net loss	-	-	-	-	-	3,981	3,981

Balance June 30, 2018	6,000,000	$600	$-	$3,801	$-	$(44,256)	$(39,855)

The accompanying notes are an integral part of these unaudited financial statements.

ALLYME HOLDING INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO QUARTERS ENDED JUNE 30, 2019 and 2018

(UNAUDITED)

	Common Stock		Discount on Common	Additional Paid-in	Subscription Received	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	in Advance	Deficit	Equity

Balance December 31, 2018	6,731,667	$673	$-	$238,446	$-	$(177,501)	$61,618

Imputed interest expense	-	-	-	4,609	-	-	4,609
Net loss	-	-	-	-	-	(87,398)	(87,398)

Balance June 30, 2019	6,731,667	$673	$-	$243,055	$-	$(264,899)	$(21,171)

	Common Stock		Discount on Common	Additional Paid-in	Subscription Received	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	in Advance	Deficit	Equity

Balance December 31, 2017	6,500,000	$650	$(600)	$3,801	$-	$(16,956)	$(13,105)

Shares issued for cash	-	-	600	-	-	-	600
Redemption of common stock	(500,000)	(50)	-	-	-	-	(50)
Net loss	-	-	-	-	-	(27,300)	(27,300)

Balance June 30, 2018	6,000,000	$600	$-	$3,801	$-	$(44,256)	$(39,855)

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

ALLYME HOLDING, INC.

Date: August 8, 2019	By	/s/ Chunxia Jiang
Chunxia Jiang
Director, CEO, CFO, President and Treasurer

