Form 10-Q
period 2019-09-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2019-11-14
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-55738

MS YOUNG ADVENTURE ENTERPRISE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 Enterprise Ave, Kitimat BC, Canada V8C 2E2

(Address of principal executive offices)

+1 (778) 888-2886

(Registrant’s telephone number, including area code)

MS Young Adventure Enterprise, Inc.

Former name, former address and formal fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.0001	JSBL	OTC Pink

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 13, 2019
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$4,143	$244,089
Other receivable	101	-
Loan from a related party	64,520	-
Prepaid expense	-	5,000

Total Assets	$68,764	$249,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$8,345	$12,845
Customers deposit	-	21,000
Due to related parties	153,626	153,626
Total Liabilities	161,971	187,471

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	673	673
Discount on common stock	-	-
Additional paid-in capital	245,359	238,446
Accumulated deficit	(339,239)	(177,501)
Total stockholders’ equity (deficit)	(93,207)	61,618
Total Liabilities and Stockholders’ Equity (Deficit)	$68,764	$249,089

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue	$2,000	$-	$24,000	$-
Revenue - related party			-	-
Total revenue	2,000	-	24,000	-
Cost of Revenues	-	-	-	-
Gross Profit	2,000	-	24,000	-

Operating expenses	74,787	19,364	183,326	66,664

Operating Loss	(72,787)	(19,364)	(159,326)	(66,664)

Other income (expense)
Interst expense	(2,304)	-	(6,913)	-
Interst income	750	-	4,500	-
Other income	-	-	-	20,000
Other income (expense)	(1,554)	-	(2,413)	20,000

Loss before income taxes	(74,340)	(19,364)	(161,738)	(46,664)

Income Tax Expense	-	-	-	-

Net loss	$(74,340)	$(19,364)	$(161,738)	$(46,664)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares- basic and diluted	6,731,667	6,000,000	6,731,667	6,038,462

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2017	6,500,000	$650	$(600)	$3,801	$(16,956)	$(13,105)

Imputed interest expense	-	-	-	9,218	-	9,218
Shares issued for cash	731,667	73	600	225,427	-	226,100
Redemption of common stock	(500,000)	(50)	-	-	-	(50)
Net loss	-	-	-	-	(160,545)	(160,545)

Balance December 31, 2018	6,731,667	673	-	238,446	(177,501)	61,618

Imputed interest expense	-	-	-	6,913	-	6,913
Net loss	-	-	-	-	(161,738)	(161,738)

Balance June 30, 2019	6,731,667	$673	$-	$245,359	$(339,239)	$-93,207

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(161,738)	$(46,664)
Non-cash adjustments to reconcile net loss to net cash:
Imputed interest expense	6,913	-
Changes in Operating Assets and Liabilities:
Prepaid expense	5,000	6,000
Other receivable	(101)	(24,724)
Accounts payable and accrued liabilities	(4,500)	3,369
Customers deposit	(21,000)	25,015
Net cash used in operating activities	(175,426)	(37,004)

FINANCING ACTIVITIES
Proceeds from related parties	0	118,238
Payment to related party	(64,520)	(30,250)
Share issued for cash	-	226,100
Cash paid to repurchase common stock	0	(50)
Net cash provided by/(used in) financing activities	(64,520)	314,038

Net increase/(decrease) in cash	(239,946)	277,033

Cash, beginning of period	244,089	-

Cash, end of period	$4,143	$277,033

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable for common stock issued to an officer for cash	$-	$600
Common stock issued to officer for no consideration	$-	$-
Redemption of common shares in connection with change of control	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Condensed Unaudited Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

MS Young Adventure Enterprise, Inc. (formerly “AllyMe Holding Inc,” and formerly “Rain Sound Acquisition Corporation”) (the “Company” or “MS Young”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services.

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

On August 6, 2019, the Company changed the Company’s name to MS Young Adventure Enterprise, Inc.

The Company is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. The Company offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. As of the date of this report, the Company has signed few clients.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH

Cash include cash on hand and on deposit at banking institutions. Cash amounted to $4,143 and $244,089 as of September 30, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash amounted to $4,143 and $244,089 as of September 30, 2019 and December 31, 2018, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of September 30, 2019 and December 31, 2018, respectively.

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

The Company had revenue $24,000 and $0 for the nine months ended September 30,2019 and 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019 and December 31, 2018, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated only $39,915 revenue since inception to date and has sustained operating loss of $161,738 during the nine months ended September 30, 2019. The Company had a negative working capital deficit of $93,207 and an accumulated deficit of $339,239 as of September 30, 2019 and a working capital of $61,618 and an accumulated deficit of $177,501 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $59,387 and $70,809 as bad debt for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively. As a result, other receivable amounted to $101 and $0 as of September 30, 2019 and December 31, 2018, respectively

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, accounts payable and accrued liabilities amounted to $8,345 and $12,845, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 5 - CUSTOMER DEPOSIT

Customer deposit amounted to $0 and $21,000 as of September 30, 2019 and December 31, 2018, respectively. Customer deposit represents amount received from customers for services not rendered yet.

NOTE 6 - RELATED PARTIES

Loan from a related party

On December 1, 2018, MS Young entered into an agreement to acquire a 51% interest in 0731380 B.C. Limited, a company registered in British Columbia, Canada (“0731380”). Initially, this transaction was structured as a purchase of equity by MS Young, however, the parties thereafter agreed (effective ab initio) that the transaction be structured as a convertible loan rather than an equity purchase transaction.

The restructuring of the initial Agreement and the amendment thereof on February 28, 2019 was approved by the Boards of Directors of both MS Young and 0731380. This is a related-party transaction as Chunxia Jiang is the principal and controlling shareholder and the sole director of both MS Young and 0731380.

Therefore, the parties have agreed that, in lieu of any purchase of an equity interest in 0731380, MS Young would advance a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which will be payable One (1) year following the advance of funding of the Loan. 0731380 will use the proceeds of the Loan to fund the acquisition of a license and development of a retail outlet for the sale of cannabis-related products by its wholly-owned subsidiary, Natural Recreation in Kitimat, BC, Canada. The loan bears interest at a rate of five percent (5%) per annum payable at Maturity. The Loan Agreement (“Loan Agreement”) provides that if all licenses required to operate the retail store in Kitimat are issued by an agreed date, the Loan may be converted, at the option of MS Young, into an equity investment in Natural Recreation. There is a further provision in the Loan Agreement that if the Loan is converted, MS Young may, at its sole option, additionally issue 3,060,000 shares of its common stock to 0731380 which, together with the conversion of the Loan, will be MS Young’s purchase price for a 51% interest in Natural Recreation. If full licensure for the retail store in Kitimat is not issued by the agreed date, then the loan will convert to a term loan to be repaid on a schedule mutually agreed by the parties. There is no penalty for the early payment of the Loan. As of this date, such licensure is only in the early application process and there is no guarantee when any license will be issued, if at all.

Loan from a related party amounted to $64,520 as of September 30, 2019. Interest income amounted to $4,500 as of September 30, 2019. In the quarter ended September 30, 2019, 0731380 has repaid $89,980 to MS Young in advance.

Due from a related party

Due from a related party amounted to $0 and $0 as of September 30, 2019 and December 31, 2018, respectively. Due from a related party are professional fees paid on behalf of a Company whose shareholder is Zilin Wang. Zilin Wang was a prior shareholder and also a prior officer of the Company. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off the entire $44,948 and $33,408 as bad debt for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively.

Due to related parties

Due to related parties amounted to $153,626 and $153,626 as of September 30, 2019 and December 31, 2018, respectively. Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018. There are 6,731,667 and 6,731,667 shares of common stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

NOTE 8 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 13, 2019, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview of the Business

Corporate History and General Information

MS Young Adventure Enterprise, Inc., formerly known as AllyMe Holding, Inc. and Rain Sound Acquisition Corporation (“MS”) or the “Company”), was incorporated in Delaware on December 7, 2016.

In November 2017, the Company implemented a change of control by issuing shares to new stockholders, redeeming shares of existing stockholders, electing a new officer and director, Zilin Wang, and accepting the resignations of its then existing officers and directors. In connection with this change in control, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name from Rain Sound Acquisition Corporation to AllyMe Holding Inc. In August 2019, the board of directors unanimously approved the change of the Company’s name to MS Young Adventure Enterprise, Inc.

In May 2018, the Company implemented another change in control by electing a new officer and director and accepting the resignations of its then existing officer and director and whereby the then majority shareholder of the Company, Zilin Wang, sold his common stock shares in the Company to Chunxia Jiang, who is now the sole officer and director and majority shareholder of the Company.

Business

MS is a marketing and management consulting company that provides advisory services to companies for the purpose of facilitating the competitiveness of those companies in the international market. MS offers a wide assortment of advisory services, ranging business planning consulting services, mergers and acquisitions advising, and marketing services. MS intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance. Based on the strength of its contacts within Asia as well as the experience of its managers, MS expects that it will be well positioned to facilitate its clients’ growth on an international scale.

Loan to 0731380 B.C. Limited

On December 1, 2018, MS entered into an agreement to acquire a 51% interest in 0731380 B.C. Limited, a company registered in British Columbia, Canada (“0731380”). Initially, this transaction was structured as a purchase of equity by MS, however, the parties thereafter agreed (effective ab initio) that the transaction be structured as a convertible loan rather than an equity purchase transaction.

The restructuring of the initial Agreement and the amendment thereof on February 28, 2019 was approved by the Boards of Directors of both MS and 0731380. This is a related-party transaction as Chunxia Jiang is the principal and controlling shareholder and the sole director of both MS and 0731380.

Therefore, the parties have agreed that, in lieu of any purchase of an equity interest in 0731380, MS would advance a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which will be payable One (1) year following the advance of funding of the Loan. 0731380 will use the proceeds of the Loan to fund the acquisition of a license and development of a retail outlet for the sale of cannabis-related products by its wholly-owned subsidiary, Natural Recreation in Kitimat, BC, Canada. The loan bears interest at a rate of five percent (5%) per annum payable at Maturity. The Loan Agreement (“Loan Agreement”) provides that if all licenses required to operate the retail store in Kitimat are issued by an agreed date, the Loan may be converted, at the option of MS, into an equity investment in Natural Recreation. There is a further provision in the Loan Agreement that if the Loan is converted, MS may, at its sole option, additionally issue 3,060,000 shares of its common stock to 0731380 which, together with the conversion of the Loan, will be MS’ purchase price for a 51% interest in Natural Recreation. If full licensure for the retail store in Kitimat is not issued by the agreed date, then the loan will convert to a term loan to be repaid on a schedule mutually agreed by the parties. There is no penalty for the early payment of the Loan. As of this date, such licensure is only in the early application process and there is no guarantee when any license will be issued, if at all.

Service Agreements

Service Agreement with Xizhen Zhu for the benefit of Billion Holding, Inc.

On April 15, 2018, MS entered into a client consulting agreement with Xizhen Zhu (“Ms. Zhu”) to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “Billion Agreement”). Under the terms of the Billion Agreement, Ms. Zhu will be acting for the benefit of Billion Holding, Inc., which is a third-party beneficiary to the Billion Agreement. The initial term of the Billion Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month.

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

Service Agreement with Xizhen Zhu for the benefit of JS Beauty Land Network Technology Inc.

On May 5, 2018, MS entered into a client consulting agreement with Xizhen Zhu, acting as financial representative on behalf of JS Beauty Land Network Technology Inc., to provide management consulting services in exchange for a non-recurring service fee of $10,000 (the “JS Beauty Agreement”). Under the terms of the JS Beauty Agreement, Ms. Zhu will be acting for the benefit of JS Beauty Land Network Technology Inc., who is a third-party beneficiary to the JS Beauty Agreement. The initial term of the JS Beauty Agreement (which has been subsequently extended per the extension agreement described infra) was for a period of one (1) month.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of our operations during the three months ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2019	9/30/2018	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,000	$-	$2,000	inf.
Operating expenses	74,787	19,364	55,423	286%
Other income/(expense)	(1,554)	0	1,554	inf.
Net income/(loss)	(74,340)	(19,364)	54,976	284%
Loss per share of common stock	(0.01)	(0.00)	(0.01)	inf.

We recorded a net loss of $74,340 for the three months year ended September 30, 2019 as compared with a net loss of $19,364 for the three months ended September 30, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Nine Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of our operations during the nine months ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2019	9/30/2018	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$24,000	$-	$24,000	inf.
Operating expenses	183,326	66,664	116,662	175%
Other income/(expense)	(2,413)	20,000	(22,413)	112%
Net income/(loss)	(161,738)	(46,664)	(115,074)	246%
Loss per share of common stock	(0.02)	(0.01)	(0.01)	100%

We recorded a net loss of $161,738 for the nine months year ended September 30, 2019 as compared with net a loss of $46,664 for the nine months ended September 30, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Liquidity and Capital Resources

As of September 30, 2019, we had total assets of $68,764, a negative working capital of $93,207 and an accumulated deficit of $339,239. Our operating activities used $175,426 in cash for the nine months ended September 30, 2019, while our operations used $37,004 cash in the nine months ended September 30, 2018. Our revenues were $24,000 for the nine months ended September 30, 2019 compared to revenues of $0 for the nine months ended September 30, 2018.

Management believes that the Company’s cash on hand may not be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At September 30, 2019, the Company had loans and advances from a related party shareholder in the aggregate amount of $153,626, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: November 14, 2019	By	/s/ Chunxia Jiang
Chunxia Jiang
Director, CEO, CFO, President and Treasurer

