Form 10-K
period 2019-12-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2020-06-29
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-55738

MS YOUNG ADVENTURE ENTERPRISE, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

717 Fulin Hotel 1805 Heping Rd Luohu Shenzhen China	518000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (778) 888-2886

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.0001	MSYN	n/a

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

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (June 22, 2020): 6,731,667

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of MS Young Adventure Enterprise, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Business

The Company is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. The Company offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. As of the date of this report, the Company has signed only a few clients.

Loan from a related party

On December 1, 2018 (and restructured on February 28, 2019), whereby MS Young advanced a loan to 0731380 BC Ltd in the initial face amount of $150,000 (the “Loan”), which was be payable one (1) year following the advance of funding of the Loan. In the quarter ended December 31, 2019, the principal of the Loan was fully repaid, and the Company recognized $4,500 interest having been paid on the Loan. $4,500 remained reflected as a loan from related party at December 31, 2019.

Prior to the fiscal year ended December 31, 2019, professional fees were paid on behalf of a Company by a former shareholder, Zilin Wang. These payments were due on demand, interest free, and without collateral. The amount of these prior advances are included in Other Payable on the Company’s Balance Sheets as of December 31, 2019. Zilin Wang ceased to be a related party as of the year ended December 31, 2019.

Risks and Uncertainties facing the Company

The Company has had only limited revenues which have been derived from its consulting agreements.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund to keep operation, including securing adequate capital to pay for operations and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States and China, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Competition

MS Young Adventure Enterprise is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. MS Young offers a wide assortment of advisory services, ranging business planning consulting services, mergers and acquisitions advising, and marketing services. MS Young intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance.

The management consulting industry is highly competitive. We compete with other numerous other firms, including larger regional, national and international firms that may have financial, operational, technical and marketing resources that exceed our own. These firms include, but are not limited to, firms such as Morgan Stanley, Wells Fargo & Company, Bank of America Corporation and Ameriprise Financial Inc. Competitive factors include the level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel and financial stability. Our management believes that we compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

Employees

As of December 31, 2019, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2019, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, the Company was not a party to any pending or threatened legal proceedings.

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

Due From Related Party

At December 31, 2019, the Company had received payment for the full amount of the principal of its loan to 0731380 B.C. Limited, however accrued interest on the loan in the amount of $4,500 remained outstanding at December 31, 2019. 0731380 BC ltd will pay back interest $4500 to MS Young end of December, 2020.

Status of Outstanding Common Stock

As of December 31, 2019, we had a total of 6,731,667 shares of our common stock outstanding. 6,000,000 of these shares are currently held by Chunxia Jiang, who is the majority shareholder and an officer and director of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 6,731,667 shares of our common stock to forty-one (41) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	12/31/19	12/31/18
Revenues	$34,500	$15,915
Net Loss	$(59,473)	$(127,137)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.02)
Weighted Average No. Shares, Basic and Diluted	6,731,667	6,209,178
Stockholders’ Equity	$35,553	$95,026
Total Assets	$153,928	$249,089
Total Liabilities	$118,375	$154,063

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

MS Young Adventure Enterprise, Inc., formerly known as AllyMe Holding Inc. and Rain Sound Acquisition Corporation (“MS” or the “Company”), was incorporated in Delaware on December 7, 2016.

In November 2017, the Company implemented a change of control by issuing shares to new stockholders, redeeming shares of existing stockholders, electing a new officer and director, Zilin Wang, and accepting the resignations of its then existing officers and directors. In connection with this change in control, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name from Rain Sound Acquisition Corporation to Allyme Holding Inc On August 6, 2019, the Company changed the Company’s name to MS Young Adventure Enterprise, Inc.

In May 2018, the Company implemented another change in control by electing a new officer and director and accepting the resignations of its then existing officer and director and whereby the then majority shareholder of the Company, Zilin Wang, sold his common stock shares in the Company to Chunxia Jiang, who is now the sole officer and director and majority shareholder of the Company.

Business

The Company is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. The Company offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. As of the date of this report, the Company has signed only a few clients.

Loan from a related party

On December 1, 2018 (and restructured on February 28, 2019), whereby MS Young advanced a loan to 0731380 BC Ltd in the initial face amount of $150,000 (the “Loan”), which was be payable one (1) year following the advance of funding of the Loan. In the quarter ended December 31, 2019, the principal of the Loan was fully repaid, and the Company recognized $4,500 interest having been paid on the Loan. $4,500 remained reflected as a loan from related party at December 31, 2019.

Prior to the fiscal year ended December 31, 2019, professional fees were paid on behalf of a Company by a former shareholder, Zilin Wang. These payments were due on demand, interest free, and without collateral. The amount of these prior advances are included in Other Payable on the Company’s Balance Sheets as of December 31, 2019. Zilin Wang ceased to be a related party as of the year ended December 31, 2019.

Results of Operations

Year Ended December 31, 2019 Compared to December 31, 2018

The following table summarizes the results of our operations during the fiscal years ended December 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/19	12/31/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$34,500	$15,915	$18,585	116.8%
Operating expenses	83,473	151,284	(67,811)	(44.8)%
Other income	4,500	10,782	(6,282)	(58.3)%
Net loss	(59,473)	(127,137)	(67,664)	(53.2)%
Loss per share of common stock	(0.01)	(0.02)	(0.01)	(50.0)%

During the year ended December 31, 2019, we had revenues of $34,500, compared to sales of $15,915 for the year ended December 31, 2018, an increase of $18,585. The increase was mainly attributable to increased business.

Operating expenses totaled $83,473 for the year ended December 31, 2019, compared to $151,284 for the year ended December 31, 2018, a decrease of $67,811. The decrease is mainly due to no bad debt was written off during the year ended December 31, 2019 compared to bad debt written off of $66,214 during the same period 2018.

We recorded a net loss of $59,473 for the fiscal year ended December 31, 2019 as compared with a net loss of $127,137 for the fiscal year ended December 31, 2018 due primarily to certain write-offs of bad debt in 2018 which did not recur in 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had total assets of $153,928, working capital of $35,553 and accumulated stockholders’ equity of $35,553. Our operating activities used $62,947 in cash for the fiscal year ended December 31, 2019, while our operations used $84,850 cash in the fiscal year ended December 31, 2018. Our revenues were $34,500 in the fiscal year ended December 31, 2019 compared to revenues of $15,915 in the fiscal year ended December 31, 2018. In the fiscal year ended December 31, 2019, we also recognized other income of $4,500 compared to other income of $10,782 in the fiscal year ended December 31, 2018.

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

At December 31, 2019, the Company had interest outstanding from a related party shareholder in the aggregate amount of $4,500, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2019 and 2018 (Restated) and the reports thereon of ZH CPA, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MS Young Adventure Enterprise, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MS Young Adventure Enterprise, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income, changes in equity, and cash flows for the two years period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years period ended in December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 9 to the financial statements, the Company has restated its financial statements of December 31, 2018 to correct a misstatement.

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

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2020

Denver, Colorado

June 25, 2020

MS YOUNG ADVENTURE ENTERPRISE, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
		(Restated)

ASSETS

Current Assets
Cash	$57,719	$244,089
Other receivable	91,709	-
Due from a related party	4,500	-
Prepaid expense	-	5,000

Total Assets	$153,928	$249,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$16,087	$12,845
Other payable	100,993	-
Customers deposit	-	21,000
Due to related parties	1,295	120,218

Total Liabilities	118,375	154,063

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	673	673
Discount on common stock	-	-
Additional paid-in capital	238,446	238,446
Accumulated deficit	(203,566)	(144,093)
Total stockholders’ equity	35,553	95,026
Total Liabilities and Stockholders’ Equity	$153,928	$249,089

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018
		(Restated)

Revenue	$34,500	$5,900
Revenue - related party	-	10,015
Total revenue	34,500	15,915
Cost of Revenues	15,000	2,550
Gross Profit	19,500	13,365

Operating expenses	83,473	151,284

Operating loss	(63,973)	(137,919)

Other income (expense)
Interst expense	-	(9,218)
Interst income	4,500	-
Other income	-	20,000
Other income (expense)	4,500	10,782

Loss before income taxes	(59,473)	(127,137)

Income Tax Expense	-	-

Net loss	$(59,473)	$(127,137)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares- basic and diluted	6,731,667	6,209,178

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2017	6,500,000	$650	$(600)	$3,801	$(16,956)	$(13,105)

Imputed interest expense	-	-	-	9,218	-	9,218
Shares issued for cash	731,667	73	600	225,427	-	226,100
Redemption of common stock	(500,000)	(50)	-	-	-	(50)
Net loss	-	-	-	-	(127,137)	(127,137)

Balance December 31, 2018 (Restated)	6,731,667	673	-	238,446	(144,093)	95,026

Net loss	-	-	-	-	(59,473)	(59,473)

Balance December 31, 2019	6,731,667	$673	$-	$238,446	$(203,566)	$35,553

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
		(Restated)
OPERATING ACTIVITIES
Net loss	$(59,473)	$(127,137)
Non-cash adjustments to reconcile net loss to net cash:
Imputed interest expense	-	9,218
Changes in Operating Assets and Liabilities:
Prepaid expense	5,000	1,000
Other receivable	(91,709)	-
Accounts payable and accrued liabilities	3,242	11,069
Customers deposit	(21,000)	21,000
Other payable	100,993	-
Net cash used in operating activities	(62,947)	(84,850)

INVESTING ACTIVITIES
Net proceeds loaned to a related party	(4,500)	-
Net cash used in investing activities	(4,500)	-

FINANCING ACTIVITIES
(Repayment) proceed from related party	(118,923)	102,889
Share issued for cash	-	226,100
Cash paid to repurchase common stock	-	(50)
Net cash provided by financing activities	(118,923)	328,939

Net increase in cash	(186,370)	244,089

Cash, beginning of period	244,089	-

Cash, end of period	$57,719	$244,089

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

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

CASH

Cash includes petty cash on hand and cash on deposit at banking institutions, which are liquid and are unrestricted as to withdrawal or use. Cash amounted to $57,719 and $244,089 as of December 31, 2019 and 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash amounted to $57,719 and $244,089 as of December 31, 2019 and 2018, respectively. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of December 31, 2019 and 2018, respectively. Other receivable amounted to $91,709 and $0 as of December 31, 2019 and 2018, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $70,809 as bad debt for the years ended December 31, 2019 and 2018, respectively.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 (which the Company adopted in 2018).

For the years ended December 31, 2019 and 2018, the Company recognized revenue from providing consulting services, for which the Customer makes full payment at time of service purchase. The Company does not offer customers right of refund for service purchased.

The Company had revenue $34,500 and $15,915 for the years ended December 31, 2019 and 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019 and 2018, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10 guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted ASC 825-10 guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. The ASC 825-10 guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The carrying amounts of financial assets such as cash, other receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated only $50,415 revenue since inception to date and has sustained operating loss of $63,973 during the years ended December 31, 2019. The Company had a working capital of $35,553 and an accumulated deficit of $203,566 as of December 31, 2019 and a working capital of $95,026 and an accumulated deficit of $144,093 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $70,809 as bad debt for the years ended December 31, 2019 and 2018, respectively. As a result, other receivable amounted to $91,709 and $0 as of December 31, 2019 and 2018, respectively

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2019 and 2018, accounts payable and accrued liabilities amounted to $16,087 and $12,845, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 5 - CUSTOMER DEPOSIT

Customer deposit amounted to $0 and $21,000 as of December 31, 2019 and 2018, respectively. Customer deposit represents amount received from customers for services not rendered yet.

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

Due from a related party amounted to $4,500 as of December 31, 2019. Interest income amounted to $4,500 as of December 31, 2019. In the quarter ended December 31, 2019, 0731380 has repaid $150,000 to MS Young in advance. 0731380 BC Ltd will pay back interest of $4,500 before the end of December, 2020.

Due to related parties

Due to related parties amounted to $1,295 and $120,218 as of December 31, 2019 and 2018, respectively. Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. In 2019, Zilin Wang was no longer be recognized as a related party of the company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest of $9,218 with 6% per annum in 2018. The accrued imputed interest amount for 2019 is $0.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of December 31, 2019 and 2018. There are 6,731,667 and 6,731,667 shares of common stock outstanding as of December 31, 2019 and 2018, respectively.

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

On April 7, 2018, prior CEO Zilin Wang transferred all of his 6,000,000 shares of Common Stock of the Company to Chunxia Jiang in a private transaction. The shares represented 92.3% of the issued and outstanding shares of the Company on April 7, 2018 and thereby constituted a change of control of the Company. Simultaneously, Zilin Wang resigned all of his positions with the Company which were immediately assumed by Chunxia Jiang.

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

As of December 31, 2019, the Company had net operating loss (NOL) carry forwards of $203,566 that may be available to reduce future years’ taxable income through 2039. The deferred tax asset applicable to the net loss of $42,749 was offset entirely by a valuation allowance, which changed by $12,489 during 2019. As of December 31, 2018, the Company had net operating loss (NOL) carry forwards of $144,093 that may be available to reduce future years’ taxable income through 2038. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

U.S. statutory federal rate of 21% rate is applied to the provision for income tax from the fiscal year of 2019 and 2018.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2019 and 2018.

NOTE 9 – RESTATEMENT

The following table presents the effect of the restatements on the Company’s previously issued balance sheet:

	As Previously Reported	Adjustments	As Restated

Due to related parties	$153,626	$(33,408)	$120,218
Total Liabilities	187,471	(33,408)	154,063

Accumulated deficit	(177,501)	33,408	(144,093)
Total stockholders’ equity	$61,618	$33,408	$95,026

The following table presents the effect of the restatements on the Company’s previously issued statement of operations:

	As Previously Reported	Adjustments	As Restated

Operating expenses	$184,692	$(33,408)	$151,284

Operating loss	(171,327)	33,408	(137,919)

Loss before income taxes	(160,545)	33,408	(127,137)

Net loss	$(160,545)	$33,408	$(127,137)

Loss per share - basic and diluted	$(0.03)		$(0.02)

The following table presents the effect of the restatements on the Company’s previously issued statement of stockholder’s equity:

	Accumulated	Total
	Deficit	Stockholders’ Equity

Balance as of December 31, 2018, as previously reported	$(177,501)	$61,618

Correction of errors	33,408	33,408
Balance as of December 31, 2018, as restated	$(144,093)	$95,026

The following table presents the effect of the restatements on the Company’s previously issued statement of cash flow:

	As of December 31, 2018
	As Previously Reported	Adjustments	Notes	As Restated

OPERATING ACTIVITIES
Net loss	$(160,545)	$33,408	8	$(127,137)
Net cash used in operating activities	(118,258)	33,408		(84,850)

FINANCING ACTIVITIES
Proceeds from related parties	136,297	(33,408)	6	102,889
Net cash provided by financing activities	$362,347	$(33,408)		$328,939

$33,408 bad debt expense related to other receivable in 2018 was reversed because that amount was collected in 2018.

NOTE 10 - SUBSEQUENT EVENT

Management has evaluated subsequent events through June 26, 2020, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

The outbreak of COVID19 coronavirus in China and Asia starting from the beginning of 2020 has resulted delay for our business. The Company followed the restrictive measures implemented in China, by suspending contacting clients or contacting clients remotely during February and March 2020. The Company gradually resumed contacting clients in person starting in April 2020. The recent developments of COVID 19 are expected to result in lower revenue and net income in 2020. Other financial impact could occur though such potential impact is unknown at this time.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2019.

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

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has no financial resources to address and eliminate the identified weaknesses, we intend to take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Chunxia Jiang	57	CEO, CFO President, Treasurer, Secretary and a Director since 2018

Chunxia Jiang (57). For over five years, Ms. Jiang has served as the manager of the Kitimat Hotel in Kitimat, B.C., Canada. In addition, for the past twenty years, she has been engaged on a self-employed basis as a business and financial consultant, together with an associate network, with a wide-range of both publicly-reporting and private companies. She graduated with a four-year degree from university in Beijing, China and has resided and worked in Canada since 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2019 all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Ms. Jiang is our only officer and our sole director, therefore, She is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Ms. Jiang serves as the sole director and sole officer, She is responsible for reviewing her own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Chunxia Jiang, does not receive any compensation for the services she renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Ms. Jiang may receive a salary or other compensation for services that she provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of June 24, 2020 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Chunxia Jiang	6,000,000	89.1%
506 Enterprise Ave.
Kitimat, BC, Canada V8C 2E2

Officers and directors as a group (one person)	6,000,000	89.1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of June 22, 2020. All percentages for common stock are calculated based upon a total of 6,731,667 shares outstanding as of June 22, 2020, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of June 22, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 1, 2018 (and restructured on February 28, 2019), whereby MS Young advanced a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which was be payable one (1) year following the advance of funding of the Loan. In the quarter ended December 31, 2019, the principal of the Loan was fully repaid, and the Company recognized $4,500 interest having been paid on the Loan. $4,500 remained reflected as a loan from related party at December 31, 2019. 0731380 BC Ltd will pay back interest of $4,500 prior to the end of December 2020.

Previously, professional fees were paid on behalf of a Company by a former shareholder, Zilin Wang. These payments were due on demand, interest free, and without collateral. The amount of these prior advances are included in Other Payable on the Company’s Balance Sheets as of December 31, 2019. Zilin Wang ceased to be a related party as of the year ended December 31, 2019.

Director Independence

As of December 31, 2019, Chunxia Jiang was the sole director of the Company. Ms. Jiang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, ZH CPA was $13,000 for professional services rendered for the audit of our annual financial statements for two fiscal years ended December 31, 2019 and December 31, 2018. In addition, the Company paid its prior auditors, TAAD, LLP $14,500 in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2018.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2019 or 2018.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2019 and 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of ZH CPA, LLC, Independent Registered Certified Public Accounting Firm for the fiscal years ended December 31, 2019 and 2018

●	Balance Sheets as of December 31, 2019 and 2018 (audited)

●	Statements of Operations for the years ended December 31, 2019 and 2018 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from December 31, 2017 to December 31, 2019 (audited)

●	Statements of Cash Flows for the years ended December 31, 2019 and 2018 (audited)

●	Notes to Financial Statements

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

MS Young Adventure Enterprise, Inc.
(Registrant)

By	/s/ Chunxia Jiang
Chunxia Jiang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	June 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Chunxia Jiang
Chunxia Jiang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	June 26, 2020

