Form 10-Q
period 2020-03-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2020-07-20
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-55738

MS YOUNG ADVENTURE ENTERPRISE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Fulin Hotel 1805 Heping Rd Luohu Shenzhen China 51800

(Address of principal executive offices)

+1 (778) 888-2886

(Registrant’s telephone number, including area code)

MS Young Adventure Enterprise, Inc.

Former name, former address and formal fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.0001	MSYN	OTC Pink

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 14, 2020
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$36,718	$57,719
Other receivable, net	106,394	91,709
Due from a related party	4,500	4,500
Total Current Assets	147,612	153,928

Non-Current Assets	-	-
Total Assets	$147,612	$153,928

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$24,082	$16,087
Other payable	100,993	100,993
Due to related parties	1,295	1,295
Total Current Liabilities	126,370	118,375

Non-Current Liabilities	-	-

Total Liabilities	126,370	118,375

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	673	673
Additional paid-in capital	238,446	238,446
Accumulated deficit	(217,877)	(203,566)
Total stockholders’ equity	21,242	35,553
Total Liabilities and Stockholders’ Equity	$147,612	$153,928

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2020	2019

Revenue	$-	$18,600
Cost of Revenues	-	-
Gross Profit	-	18,600

Operating expenses	14,311	73,464

Operating Loss	(14,311)	(54,864)

Other income (expense)
Interest expense	-	(2,304)
Interest income	-	1,875
Other income (expense)	-	(429)

Loss before income taxes	(14,311)	(55,293)

Income Tax Expense	-	-

Net loss	$(14,311)	$(55,293)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares- basic and diluted	6,731,667	6,731,667

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553

Net loss	-	-	-	(14,311)	(14,311)

Balance March 31, 2020	6,731,667	$673	$238,446	$(217,877)	$21,242

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2018	6,731,667	$673	$238,446	$(177,501)	$61,618

	-	-	-	-	-
Imputed interest expense	-	-	2,304	-	2,304
Net loss	-	-	-	(55,293)	(55,293)

Balance March 31, 2019	6,731,667	$673	$240,750	$(232,794)	$8,629

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(14,311)	$(55,293)
Non-cash adjustments to reconcile net loss to net cash:
Imputed interest expense	-	2,304
Changes in Operating Assets and Liabilities:
Prepaid expense	-	5,000
Other receivable	(14,685)	-
Accounts payable and accrued liabilities	7,995	(7,906)
Customers deposit	-	(18,600)
Net cash used in operating activities	(21,001)	(74,495)

FINANCING ACTIVITIES
(Repayment) proceed from related party	-	(151,875)
Net cash provided by financing activities	-	(151,875)

Net increase in cash	(21,001)	(226,369)

Cash, beginning of period	57,719	244,089

Cash, end of period	$36,718	$17,720

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying unaudited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial statements have been included.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of March 31, 2020 and December 31, 2019, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $37,271 as bad debt for the three months ended March 31, 2020 and 2019, respectively.

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

For the three months ended March 31, 2019, the Company recognized revenue from providing consulting services, for which the Customer makes full payment at time of service purchase. The Company does not offer customers right of refund for service purchased.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2020 and December 31, 2019, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated only $50,415 revenue since inception to date and has sustained operating loss of $14,311 during the three months ended March 31, 2020. The Company had a working capital of $21,242 and an accumulated deficit of $217,877 as of March 31, 2020 and a working capital of $35,553 and an accumulated deficit of $203,566 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $37,271 as bad debt for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 5 - RELATED PARTIES

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

Interest income amounted to $4,500 as of March 31, 2020. In the quarter ended December 31, 2019, 0731380 has repaid $150,000 to MS Young in advance. 0731380 BC Ltd will pay back interest of $4,500 before the end of December, 2020.

Due to related parties

Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. In 2019, Zilin Wang was no longer be recognized as a related party of the company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest of $2,304 with 6% per annum for the three months end March 31, 2019. The accrued imputed interest amount for the three months end March 31, 2020 is $0.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. In 2019, Zilin Wang was no longer be recognized as a related party of the company. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $2,304 during fiscal year 2019, and was recorded as paid in capital.

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

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through July 14, 2020, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

The following table summarizes the results of our operations during the three months ended March 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	3/31/20	3/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$18,600	$18,600	Inf.
Operating expenses	14,311	73,464	(59,153)	(80.5)%
Other income	0	(429)	(429)	Inf.
Net loss	(14,311)	(55,293)	(40,982)	(74.1)%
Loss per share of common stock	(0.00)	(0.01)	(0.01)	Inf.

During the three months ended March 31, 2020, we had no revenues compared to revenues of $18,600 for the three months ended March 31, 2019, a decrease of $18,600. The decrease was mainly attributable to a decline in business attributable to the COVID-19 pandemic.

Operating expenses totaled $14,311 for the three months ended March 31, 2020, compared to $73,464 for the three months ended March 31, 2019, a decrease of $59,163. The decrease is mainly due to decreased business activity due to the COVID-19 pandemic and noon-recurring bad debt write-off in the three months ended March 31, 2019.

We recorded a net loss of $14,311 for the three months ended March 31, 2020 as compared with a net loss of $55,293for the three months ended March 31, 2019 due primarily to certain write-offs of bad debt in 2019 which did not recur in 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had total assets of $147,612, working capital of $21,242 and accumulated stockholders’ equity of $21,242. Our operating activities used $21,001 in cash for the three months ended March 31, 2020, while our operations used $74,495 cash in the three months ended March 31, 2019. Our revenues were $0 in the three months ended March 31, 2020 compared to revenues of $18,600 in the three months ended March 31, 2019. In the three months ended March 31, 2020, we recognized no other income compared to other income of $(629) in the three months ended March 31, 2019.

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

At March 31, 2020, the Company had interest outstanding from a related party shareholder in the aggregate amount of $4,500, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

Plan of Operations

The Company intends to focus on obtaining visibility for its services by contacting small to medium sized enterprises located on China and throughout Asia.

Currently, these efforts are being funded through the proceeds of the Company’s private placements and loans from management. Management of the Company believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger potential clients.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: July 20, 2020	By	/s/ Chunxia Jiang
Chunxia Jiang
Director, CEO, CFO, President and Treasurer

