Form 10-Q
period 2020-09-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2020-11-13
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$14,367	$57,719
Other receivable, net	101,727	91,709
Due from a related party	4,500	4,500
Total Current Assets	120,594	153,928

Non-Current Assets	-	-

Total Assets	$120,594	$153,928

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$12,095	$16,087
Other payable	105,656	100,993
Due to related parties	1,295	1,295
Total Current Liabilities	119,046	118,375

Non-Current Liabilities	-	-

Total Liabilities	119,046	118,375

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	673	673
Additional paid-in capital	238,446	238,446
Accumulated deficit	(237,571)	(203,566)
Total stockholders’ equity	1,548	35,553
Total Liabilities and Stockholders’ Equity	$120,594	$153,928

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue	$2,000	$2,000	$9,500	$24,000
Cost of Revenues	-	-	-	-
Gross Profit	2,000	2,000	9,500	24,000

Operating expenses	8,555	74,787	43,505	183,326

Operating Loss	(6,555)	(72,787)	(34,005)	(159,326)

Other income (expense)
Interest expense	-	(2,304)	-	(6,913)
Interest income	-	750	-	4,500
Other income (expense)	-	(1,554)	-	(2,413)

Loss before income taxes	(6,555)	(74,340)	(34,005)	(161,738)

Income Tax Expense	-	-	-	-

Net loss	$(6,555)	$(74,340)	$(34,005)	$(161,738)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares- basic and diluted	6,731,667	6,731,667	6,731,667	6,731,667

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance June 30, 2020	6,731,667	$673	$238,446	$(231,016)	$8,103

Net loss	-	-	-	(6,555)	(6,555)

Balance September 30, 2020	6,731,667	$673	$238,446	$(237,571)	$1,548

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance June 30, 2019	6,731,667	$673	$243,055	$(264,899)	$(21,171)

Imputed interest expense	-	-	2,304	-	2,304
Net loss	-	-	-	(74,340)	(74,340)

Balance September 30, 2019	6,731,667	$673	$245,359	$(339,239)	$(93,207)

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553

Net loss	-	-	-	(34,005)	(34,005)

Balance September 30, 2020	6,731,667	$673	$238,446	$(237,571)	$1,548

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2018	6,731,667	$673	$238,446	$(177,501)	$61,618

Imputed interest expense	-	-	6,913	-	6,913
Net loss	-	-	-	(161,738)	(161,738)

Balance September 30, 2019	6,731,667	$673	$245,359	$(339,239)	$(93,207)

The accompanying notes are an integral part of these unaudited financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(34,005)	$(161,738)
Non-cash adjustments to reconcile net loss to net cash:
Imputed interest expense	-	6,913
Changes in Operating Assets and Liabilities:
Prepaid expense	-	5,000
Other receivable	(10,017)	(101)
Accounts payable and accrued liabilities	(3,992)	(4,500)
Customers deposit	-	(21,000)
Net cash used in operating activities	(43,351)	(175,426)

FINANCING ACTIVITIES
(Repayment) proceed from related party	-	(64,520)
Net cash provided by financing activities	-	(64,520)

Net increase in cash	(43,352)	(239,946)

Cash, beginning of period	57,719	244,089

Cash, end of period	$14,367	$4,143

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of September 30, 2020 and December 31, 2019, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $42,099 as bad debt for the nine months ended September 30, 2020 and 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated only $59,915 revenue since inception to date and has sustained operating loss of $34,005 during the nine months ended September 30, 2020. The Company had a working capital of $1,548 and an accumulated deficit of $237,571 as of September 30, 2020 and a working capital of $35,553 and an accumulated deficit of $203,566 as of December 31, 2019, which raises additional doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $59,387 as bad debt for the nine months ended September 30, 2020 and 2019, respectively.

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

Interest income amounted to $0 and $4,500 for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. In the quarter ended December 31, 2019, 0731380 has repaid $150,000 to MS Young in advance. 0731380 BC Ltd will pay back interest of $4,500 before the end of December, 2020.

Due to related parties

Due to related parties include fees paid on behalf of the Company by Zilin Wang, who was a prior shareholder and also a prior officer of the Company and by Chunxia Jiang who is a current shareholder and also a current officer of the Company. In 2019, Zilin Wang was no longer be recognized as a related party of the company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest of $6,913 with 6% per annum for the nine months end September 30, 2019. The accrued imputed interest amount for the nine months end September 30, 2020 is $0.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019.

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

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 13, 2020, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Loan from a related party

On December 1, 2018 (and restructured on February 28, 2019), MS Young advanced a loan to 0731380 BC Ltd in the initial face amount of $150,000 (the “Loan”), which was be payable one (1) year following the advance of funding of the Loan. In the quarter ended December 31, 2019, the principal of the Loan was fully repaid, and the Company recognized $4,500 interest having been paid on the Loan. $4,500 remained reflected as a loan from related party at December 31, 2019.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the three months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior year 3-month period:

Line Item	9/30/20	9/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,000	$2,000	$-	-%
Operating expenses	8,555	74,787	(66,232)	(88.5)%
Other income (expense)	0	(1,554)	(1,554)	Inf.
Net loss	(6,555)	(74,340)	(67,785)	(91.2)%
Loss per share of common stock	(0.00)	(0.01)	(0.010)	Inf.

During the three months ended September 30, 2020, we had $2,000 revenues compared to revenues of $2,000 for the three months ended September 30, 2019, with no change in amount.

Operating expenses totaled $8,555 for the three months ended September 30, 2020, compared to $74,787 for the three months ended September 30, 2019, a decrease of $66,232. The decrease is mainly due to a reduction in corporate overhead in the three months ended September 30, 2020.

We recorded a net loss of $6,555 for the three months ended September 30, 2020 as compared with a net loss of $74,340 for the three months ended September 30, 2019 due primarily to certain write-offs of bad debt in 2019 which did not recur in 2020.

Nine Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the six months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior year 6-month period:

Line Item	9/30/20	9/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$9,500	$24,000	$(14,500)	(65.9)%
Operating expenses	43,505	183,326	(139,821)	(76.3)%
Other income (expense)	0	(2,413)	(2,413)	Inf.
Net loss	(34,005)	(161,738)	(127,733)	(79.0)%
Loss per share of common stock	(0.01)	(0.02)	(0.01)	—

During the nine months ended September 30, 2020, we had $9,500 revenues compared to revenues of $24,000 for the nine months ended September 30, 2019, a decrease of $14,500.

Operating expenses totaled $43,505 for the nine months ended September 30, 2020, compared to $183,326 for the nine months ended September 30, 2019, a decrease of $139,821. The decrease is mainly due to a reduction in corporate overhead and certain write-offs of bad debt in 2019 which did not recur in 2020.

We recorded a net loss of $34,005 for the nine months ended September 30, 2020 as compared with a net loss of $161,738 for the nine months ended September 30, 2019 due primarily to a reduction in corporate overhead and to certain write-offs of bad debt in 2019 which did not recur in 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had total assets of $120,594, working capital of $1,548 and accumulated stockholders’ deficit of $237,571. Our operating activities used $43,351 in cash for the nine months ended September 30, 2020, while our operations used $175,426 cash in the nine months ended September 30, 2019. Our revenues were $2,000 in the three months ended September 30, 2020 compared to revenues of $2,000 in the three months ended September 30, 2019. In the three months ended September 30, 2020, we recognized no other income (expense) compared to other expense of $1,554 in the three months ended September 30, 2019.

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

At September 30, 2020, the Company had interest outstanding from a related party shareholder in the aggregate amount of $1,295, which represents amounts loaned to the Company to pay the Company’s expenses of operation. This advance are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: November 13, 2020	By	/s/ Chunxia Jiang
Chunxia Jiang
Director, CEO, CFO, President and Treasurer

