Form 10-K
period 2020-12-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2021-03-15
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

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

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (March 8, 2021): 6,731,667

Documents incorporated by reference: None.

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

Employees

As of December 31, 2020, the Company had no full-time employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2020, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

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

Due from Related Party

At December 31, 2019, the Company had received payment for the full amount of the principal of its loan to 0731380 B.C. Limited, however accrued interest on the loan in the amount of $4,500 remained outstanding at December 31, 2019. This amount was repaid in December 2020 and the obligation is paid in full.

Status of Outstanding Common Stock

As of December 31, 2020, we had a total of 6,731,667 shares of our common stock outstanding. 6,000,000 of these shares are currently held by Chunxia Jiang, who is the majority shareholder and an officer and director of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 6,731,667 shares of our common stock to forty-one (41) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	12/31/20	12/31/19
Revenues	$32,000	$34,500
Net Loss	$(105,426)	$(59,473)
Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	6,731,667	6,731,667
Stockholders’ Equity (Deficit)	$(69,873)	$35,553
Total Assets	$66,173	$153,928
Total Liabilities	$136,046	$118,375

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

Loan from a related party

At December 31, 2019, the Company had received payment for the full amount of the principal of its loan to 0731380 B.C. Limited, however accrued interest on the loan in the amount of $4,500 remained outstanding at December 31, 2019. This amount was repaid in December 2020 and the obligation is paid in full.

Results of Operations

Year Ended December 31, 2020 Compared to December 31, 2019

The following table summarizes the results of our operations during the fiscal years ended December 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/20	12/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$32,000	$34,500	$(2,500)	(7.2)%
Operating expenses	129,181	83,473	45,708	54.8%
Other income	-	4,500	(4.500)	Inf.
Net loss	(105,426)	(59,473)	(45,953)	(77.3)%
Loss per share of common stock	(0.02)	(0.01)	(0.01)	(100.0)%

During the year ended December 31, 2020, we had revenues of $32,000, compared to revenues of $34,500 for the year ended December 31, 2019, a decrease of $2,500. The decrease was mainly attributable to decreased business.

Operating expenses totaled $129,181 for the year ended December 31, 2020, compared to $83,473 for the year ended December 31, 2019, an increase of $45,708. The increase is mainly due to the increase in bad debt expenses of other receivables during the year ended December 31, 2020. We recorded a net loss of $105,426 for the fiscal year ended December 31, 2020 as compared with a net loss of $59,473 for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had total assets of $66,173, negative working capital of $69,873 and an accumulated stockholders’ deficit of $69,873. Our operating activities used $50,320 in cash for the fiscal year ended December 31, 2020, while our operations used $62,947 cash in the fiscal year ended December 31, 2019. Our revenues were $32,000 in the fiscal year ended December 31, 2020 compared to revenues of $34,500 in the fiscal year ended December 31, 2019. In the fiscal year ended December 31, 2019, we also recognized other income of $4,500, which was offset in 2020.

Management believes that the Company will require a cash infusion of at least $60,000 for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated only limited revenue since inception. The Company generated a net loss of $105,426 for the year ended December 31, 2020 and had a working capital deficit of $69,873 as of December 31, 2020. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management believes that the Company’s majority shareholder will provide the additional funding to meet the Company’s obligations as they become due, however, there is no guarantee this will happen. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States and elsewhere have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While the Company presently has no ongoing operations or employees, this situation could limit the market for a merger partner for a strategic business combination. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected.

In the year ended December 31, 2020, the Company made loan repayments to a related party in the amount of $4,500.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2020 and 2019 and the reports thereon of ZH CPA, LLC (as to the year ended December 31, 2019 and B F Borgers CPA PC (as to the year ended December 31, 2020).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MS Young Adventure Enterprise, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MS Young Adventure Enterprise, Inc. (the “Company”) as of December 31, 2020 and the related statements of operations and comprehensive income, changes in equity, and cash flows for the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, Colorado

March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MS Young Adventure Enterprise, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MS Young Adventure Enterprise, Inc. (the “Company”) as of December 31, 2019 and the related statements of operations and comprehensive income, changes in equity, and cash flows for the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2020

Denver, Colorado

June 25, 2020

MS YOUNG ADVENTURE ENTERPRISE, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$11,899	$57,719
Account receivable	16,000	-
Other receivable, net.	38,274	91,709
Due from a related party	-	4,500
Total Current Assets	66,173	153,928

Total Assets	$66,173	$153,928

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$33,595	$16,087
Other payable	101,156	100,993
Due to related parties	1,295	1,295
Total Current Liabilities	136,046	118,375

Total Liabilities	136,046	118,375

Stockholders’ Equity (deficit)
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,731,667 and 6,731,667 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	673	673
Additional paid-in capital	238,446	238,446
Accumulated deficit	(308,992)	(203,566)
Total stockholders’ equity/(deficit)	(69,873)	35,553
Total Liabilities and Stockholders’ Equity/(deficit)	$66,173	$153,928

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

Revenue	$32,000	$34,500
Cost of Revenues	8,245	15,000
Gross Profit	23,755	19,500

Operating expenses	129,181	83,473

Operating Loss	(105,426)	(63,973)

Other income (expense)
Interest income	-	4,500
Other income (expense)	-	4,500

Loss before income taxes	(105,426)	(59,473)

Income Tax Expense	-	-

Net loss	$(105,426)	$(59,473)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares-basic and diluted	6,731,667	6,731,667

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553

Net loss	-	-	-	(105,426)	(105,426)

Balance December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2018 (Restated)	6,731,667	$673	$238,446	$(144,093)	$95,026

Net loss	-	-	-	(59,473)	(59,473)

Balance December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(105,426)	$(59,473)
Non-cash adjustments to reconcile net loss to net cash:
Bad debt expenses	63,453	-
Changes in Operating Assets and Liabilities:
Prepaid expense	-	5,000
Account receivable	(16,000)	-
Other receivable	(10,018)	(91,709)
Accounts payable and accrued liabilities	17,508	3,242
Customers deposit	-	(21,000)
Other payable	163	100,993
Net cash used in operating activities	(50,320)	(62,947)

INVESTING ACTIVITIES
Net proceeds loaned to a related party	4,500	(4,500)
Net cash provided by(used in) investing activities	4,500	(4,500)

FINANCING ACTIVITIES
(Repayment) proceed from related party	-	(118,923)
Net cash used in financing activities	-	(118,923)

Net decrease in cash	(45,820)	(186,370)

Cash, beginning of period	57,719	244,089

Cash, end of period	$11,899	$57,719

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

Accounts Receivable

Accounts receivable are recognized and carried at original amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of one year and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against other receivable balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $11,899 and $57,719 are amounts that are covered by FDIC insurance as of December 31, 2020 and 2019, respectively. Other receivable amounted to $38,274 and $91,709 as of December 31, 2020 and 2019, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and reserved $63,453 and $0 as allowance for other receivable for the years ended December 31, 2020 and 2019, respectively.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

For the years ended December 31, 2020 and 2019, the Company recognized revenue from providing consulting services, for which the Customer makes full payment at time of service purchase. The Company does not offer customers right of refund for service purchased.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2020 and 2019, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated only $82,415 revenue since inception to date and has sustained operating loss of $105,426 during the years ended December 31, 2020. The Company had a working capital deficit of $69,873 and an accumulated deficit of $308,992 as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders and officers or other sources, as may be required.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable comprise amounts due to the Company for providing consulting services.

NOTE 4 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and reserved $63,453 and $0 as allowance for other receivable for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

Interest income amounted to $4,500 as of December 31, 2019. In the quarter ended December 31, 2019, 0731380 has repaid $150,000 to MS Young in advance. 0731380 BC Ltd has paid back interest of $4,500 before the end of December 2020.

Due to a related party

Due to related parties amounted to $1,295 and $1,295 as of December 31, 2020 and 2019, respectively. Due to a related party include fees paid on behalf of the Company by Chunxia Jiang who is a current shareholder and also a current officer of the Company. The amount due to related parties are unsecured, non-interest bearing, and due on demand. The accrued imputed interest amount for 2020 and 2019 is $0.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of December 31, 2020 and 2019.

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

As of December 31, 2020, the Company had net operating loss (NOL) carry forwards of $308,992 that $16,956 may be available to reduce future years’ taxable income through 2037 and $292,036 may be available to reduce future years’ taxable income indefinitely. The deferred tax asset applicable to the net loss of $64,888 was offset entirely by a valuation allowance, which changed by $22,139 during 2020. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

U.S. statutory federal rate of 21% rate is applied to the provision for income tax from the fiscal year of 2020 and 2019.

NOTE 9 – RESTATEMENT

The following table presents the effect of the restatements on the Company’s previously issued balance sheet as of December 31, 2018:

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

NOTE 10 - SUBSEQUENT EVENT

Management has evaluated subsequent events through March 15, 2021, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Chunxia Jiang	58	CEO, CFO President, Treasurer, Secretary and a Director since 2018

Chunxia Jiang (58). For over five years, Ms. Jiang has served as the manager of the Kitimat Hotel in Kitimat, B.C., Canada. In addition, for the past twenty years, she has been engaged on a self-employed basis as a business and financial consultant, together with an associate network, with a wide-range of both publicly-reporting and private companies. She graduated with a four-year degree from university in Beijing, China and has resided and worked in Canada since 1995.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of March 5, 2021 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Chunxia Jiang	6,000,000	89.1%
506 Enterprise Ave.
Kitimat, BC, Canada V8C 2E2

Officers and directors as a group (one person)	6,000,000	89.1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of March 5, 2021. All percentages for common stock are calculated based upon a total of 6,731,667 shares outstanding as of March 5, 2021, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of March 5, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 1, 2018 (and restructured on February 28, 2019), whereby MS Young advanced a loan to 0731380 in the initial face amount of $150,000 (the “Loan”), which was be payable one (1) year following the advance of funding of the Loan. In the quarter ended December 31, 2019, the principal of the Loan was fully repaid, and the Company recognized $4,500 interest having been paid on the Loan. $4,500 remained reflected as a loan from related party at December 31, 2019. 0731380 BC Ltd repaid the back interest of $4,500 prior to the end of December 2020.

Director Independence

As of December 31, 2020, Chunxia Jiang was the sole director of the Company. Ms. Jiang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, B F Borgers CPA PC was $20,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2020. In addition, the Company paid its prior auditors, ZH CPA $13,000 in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2019.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2020 or 2019.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2020 and 2019, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of B F Borgers CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2020

●	Report of ZH CPA, LLC, Independent Registered Certified Public Accounting Firm for the fiscal years ended December 31, 2019 and 2018

●	Balance Sheets as of December 31, 2020 and 2019 (audited)

●	Statements of Operations for the years ended December 31, 2020 and 2019 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from December 31, 2018 to December 31, 2020 (audited)

●	Statements of Cash Flows for the years ended December 31, 2020 and 2019 (audited)

●	Notes to Financial Statements

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

MS Young Adventure Enterprise, Inc.
(Registrant)

By	/s/ Chunxia Jiang
Chunxia Jiang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Chunxia Jiang
Chunxia Jiang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	March 15, 2021

