Form 10-Q
period 2021-03-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2021-07-06
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Commission file number 000-55738

MS YOUNG ADVENTURE ENTERPRISE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9169 W State St #3147

Garden City, ID 83714

(Address of principal executive offices)

(208) 639 9860

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	March 31	December 31
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$-	$11,899
Account receivable	-	16,000
Other receivable, net	-	38,274
Total current assets	-	66,173

Total assets	$-	$66,173

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$5,595	$33,595
Other payable	-	101,156
Due to related party	1,295	1,295
Total current liabilities	6,890	136,046

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,731,667 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	673	673
Additional paid-in capital	339,602	238,446
Accumulated deficit	(347,165)	(308,992)
Total stockholders’ deficit	(6,890)	(69,873)

Total liabilities and stockholders’ deficit	$-	$66,173

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31
	2021	2020

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	-	14,311
Operating loss	-	14,311

Other expense
Impairment of assets	66,173	-
Write off of accounts payables	(28,000)	-

Total other expenses	38,173	-

Loss before income taxes	(38,173)	(14,311)
Income tax expense	-	-
Net loss	$(38,173)	$(14,311)

Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average shares - basic and diluted	6,731,667	6,731,667

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockeholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)
Foregiveness of debt by lender	-	-	101,156	-	101,156
Net loss for the three months	-	-	-	(38,173)	(38,173)

Balances March 31, 2021	6,731,667	$673	$339,602	$(347,165)	$(6,890)

	Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553
Net loss for the three months	-	-	-	(14,311)	14,311

Balances March 31, 2020	6,731,667	$673	$238,446	$(217,877)	$21,242

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31
	2021	2020
OPERATING ACTIVITIES
Net loss	$(38,173)	$(14,311)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable paid by third party	(28,000)	-
Impairment of assets	66,173	-
Changes in Operating Assets and Liabilities:
Other receivable	-	(14,685)
Accounts payable and accrued liabilities	-	7,995

Net cash used in operating activities	-	(21,001)

FINANCING ACTIVITIES

Cash retained by lender	(11,899)	-
Net cash provided by financing activities	(11,899)	-

Net decrease in cash	(11,899)	(21,001)

Cash, beginning of period	11,899	57,719
Cash, end of period	$-	$36,718

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

(the accompanying notes are an integral part of these unaudited financial statements).

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Financial Statements

For the Year Ended March 31, 2021

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

MS Young Adventure Enterprise, Inc. (formerly “AllyMe Holding Inc,” and formerly “Rain Sound Acquisition Corporation”) (the “Company” or “MS Young”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services.

On November 13, 2017, the Company changed the Company’s name to AllyMe Holding Inc.

On August 6, 2019, the Company changed the Company’s name to MS Young Adventure Enterprise, Inc.

The Company was a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. The Company offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. As of the date of this report, the Company has signed few clients.

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

On March 10, 2021 new management acquired control and has begun to implement a new business model.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2021 are not indicative of the results to be expected for the year ending December 31, 2021.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Financial Statements

For the Year Ended March 31, 2021

CASH

Cash includes petty cash on hand and cash on deposit at banking institutions, which are liquid and are unrestricted as to withdrawal or use.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of March 31, 2021 and December 31, 2020, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $42,099 as bad debt for the three months ended March 31, 2021 and the year ended December 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and has sustained operating losses of $347,165 during the period ended March 31, 2021. As a result of the management and control changes, the Stock Purchase Agreement, signed on March 10, 2021 the Company the Company impaired all of its existing assets. That agreement also required the repayment of all existing liabilities, some of which activity is yet to be verified. These activities raise additional doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. There were no receivables on March 31, 2021 and the Company estimated the uncollectable amount and reserved $63,453 as allowance for other receivable for the year ended December 31, 2020.

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Financial Statements

For the Year Ended March 31, 2021

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly are accrued professional fees. Amounts totaling $5,595 which were to be written off in accordance with the Stock Purchase Agreement of March 10, 2021 remain at March 31, 2021 as their write off has not yet been verified.

NOTE 5 - RELATED PARTIES

Loan from a related party

The unpaid portion of the related party loan, which had been entered into on December 1, 2018 and amended on February 28, 2019 was, by virtue of the Stock Purchase Agreement, forgiven and the balance, of $101,156, was written off as of March 10, 2021.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.

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

On March 10, 2021 Chunxia Jiang, in a private transaction sold 6,010,000 common shares to, Pearl Digital International Limited, constituting a change in control.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 28, 2021, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On March 10, 2021, Chunxia Jiang sold his 6,010,000 common shares to Pearl Digital International, Limited and resigned from all positions as an officer and director. Mr. Fu Yong Nan was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

Business

The Company was a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. The Company offers a wide assortment of advisory services, ranging from business planning consulting services, mergers and acquisitions advising, and marketing services. The new management is developing a new direction and business model.

Loan from a related party

Prior to the fiscal year ended December 31, 2019, professional fees were paid on behalf of a Company by a former shareholder, Zilin Wang. These payments were due on demand, interest free, and without collateral. The amount of these prior advances are included in Other Payable on the Company’s Balance Sheets as of December 31, 2019. Zilin Wang ceased to be a related party as of the year ended December 31, 2019. The March 10, 2021 Share Purchase Agreement required that the existing corporate debts be repaid, in full. In lieu of proof of payment, the debt holder has furnished a complete and total release.

Results of Operations

Three Months Ended March 31, 2021 Compared to March 31, 2020

During the three months ended March 31, 2021, we had no revenue. The Stock Purchase Agreement required that the $66,173 of assets be fully impaired and that all liabilities be paid. Accounts payable totaling $28,000 were confirmed as paid and the loan payable of $101,156 was forgiven. There was no revenue for the three months ended March 31, 2020. There was no overhead incurred during the three months ended March 31, 2021. Overhead during that three month period ended March 31, 2021 amounted to $14,311.

We recorded a net loss of $38,173 for the three months ended March 31,2021 as compared with a net loss of $14,311 for the three months ended March 31, 2020 due primarily to impairments as determined by the March 10, 2021 Stock Purchase Agreement.

Liquidity and Capital Resources

As of March 31, 2021, we had no assets and negative working capital of $6,890 and an accumulated stockholders’ deficit of $347,165. Our operating activities during the three months ended March 31, 2021 were limited and because of the March 10, 2021 Stock Purchase Agreement used $66,173 of asset impairment less $28,000 in verifiable accounts payable forgiveness in non-cash activity. Our operations used $14,311 cash in the three months ended March 31, 2020. Revenue during each of the three month periods ending March 31, 2021 and 2020 were $0.00.

Although the Company had no cash on hand on March 31, 2021, management believes that the Company will be able to provide sufficient cash to fund all the Company’s obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Plan of Operations

The Company intends to focus on a new business model which will be implemented during the third quarter of 2021.

Currently, these efforts are being funded, by current management and through the proceeds of the Company’s private placements and loans from management. Management of the Company believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger potential clients.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: July 6, 2021	By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

