Form 10-Q
period 2021-06-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2021-08-13
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2021
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	June 30	December 31
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$-	$11,899
Account receivable	-	16,000
Other receivable, net	-	38,274
Total current assets	-	66,173

Total assets	$-	$66,173

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$5,595	$33,595
Other payable	-	101,156
Due to related party	4,925	1,295
Total current liabilities	10,520	136,046

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,731,667 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	673	673
Additional paid-in capital	339,602	238,446
Accumulated deficit	(350,795)	(308,992)
Total stockholders’ deficit	(10,520)	(69,873)

Total liabilities and stockholders’ deficit	$-	$66,173

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Revenue	$-	$7,500	$-	$7,500
Cost of revenue	-	-	-	-
Gross profit	-	7,500	-	7,500

Operating expenses	3,630	20,639	41,803	34,950
Operating loss	(3,630)	(13,139)	(41,803)	(27,450)

Loss before income taxes	(3,630)	(13,139)	(41,803)	(27,450)
Income tax expense	-	-	-	-
Net loss	$(3,630)	$(13,139)	$(41,803)	$(27,450)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares - basic and diluted	6,731,667	6,731,667	6,731,667	6,731,667

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockeholders’ Equity (Deficit)

For the Six and Three Months Ended June 30, 2021 and 2020

(unaudited)

	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balances, December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)
Foregiveness of debt by lender	-	-	101,156	-	101,156
Net loss for the six months	-	-	-	(41,803)	(41,803)

Balances, June 30, 2021	6,731,667	$673	$339,602	$(350,795)	$(10,520)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balances, December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553
Net loss for the six months	-	-	-	(14,311)	14,311

Balances, June 30, 2020	6,731,667	$673	$238,446	$(217,877)	$21,242

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balances March 31, 2021	6,731,667	$673	$339,602	$(347,165)	$(6,890)
Net loss for the three months	-	-	-	(3,630)	(3,630)

Balances, June 30, 2021	6,731,667	$673	$339,602	$(350,795)	$(10,520)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balances, March 31, 2020	6,731,667	$673	$238,446	$(217,877)	$21,242
Net loss for the three months	-	-	-	(13,139)	(13,139)

Balances, June 30, 2020	6,731,667	$673	$238,446	$(231,016)	$8,103

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30
	2021	2020
OPERATING ACTIVITIES
Net loss	$(41,803)	$(27,450)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable paid by third party	(28,000)	-
Overhead paid directly to vendors by third party	3,630	-
Impairment of assets	66,173	-
Changes in Operating Assets and Liabilities:
Other receivable	-	(9,487)
Accounts payable and accrued liabilities	-	(160)

Net cash used in operating activities	-	(37,097)

FINANCING ACTIVITIES
Cash retained by lender	(11,899)	-
Net cash provided by financing activities	(11,899)	-

Net decrease in cash	(11,899)	(37,097)

Cash, beginning of period	11,899	57,719
Cash, end of period	$-	$20,622

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

(the accompanying notes are an integral part of these unaudited financial statements).

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2021

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of March 31, 2021 and December 31, 2020, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $42,099 as bad debt for the six months ended June 30, 2021 and the year ended December 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and has sustained operating losses of $350,795 through the period ended June 30, 2021. As a result of the management and control changes, the Stock Purchase Agreement, signed on March 10, 2021 the Company the Company impaired all of its existing assets. That agreement also required the repayment of all existing liabilities, some of which activity is yet to be verified. These activities raise additional doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. There were no receivables on June 30, 2021. The Company estimated the uncollectable amount and reserved $63,453 as allowance for other receivable for the year ended December 31, 2020.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly are accrued professional fees. Amounts totaling $5,595 which were to be written off in accordance with the Stock Purchase Agreement of March 10, 2021 remain at June 30 2021 as their write off has not yet been verified.

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

There is no preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.

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

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 7, 2021, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Six Months Ended June 30, 2021 Compared to June 30, 2020

During the six months ended June 30, 2021, we had no revenue. The Stock Purchase Agreement required that the $66,173 of assets be fully impaired and that all liabilities be paid. Accounts payable totaling $28,000 were confirmed as p aid and the loan payable of $101,156 was forgiven. There was $7,500 revenue for the six months ended June 30, 2020. Overhead incurred during the six months ended June 30, 2021 was $41,803 compared to $34,950 during that six month period ended June 30, 2020.

We recorded a net loss of $41,803 for the six months ended June 30,2021 as compared with a net loss of $27,450 for the six months ended June 30, 2020 due primarily to impairments as determined by the March 10, 2021 Stock Purchase Agreement.

Liquidity and Capital Resources

As of June 30, 2021, we had no assets and negative working capital of $10,520 and an accumulated stockholders’ deficit of $350,795. Our operating activities during the six months ended June 30, 2021 were limited and because of the March 10, 2021 Stock Purchase Agreement used $66,173 of asset impairment less $28,000 in verifiable accounts payable forgiveness in non-cash activity. Our operations used $37,097 cash in the six months ended June 30, 2020. Revenue during each of the six month periods ending June 30, 2021 was nil and 2020 was $7,500.

Although the Company had no cash on hand on June 30, 2021, management believes that the Company will be able to provide sufficient cash to fund all the Company’s obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: August 13, 2021	By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

