Form 10-Q
period 2021-09-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2021-11-10
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	September 30	December 31
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$-	$11,899
Account receivable	-	16,000
Other receivable, net	-	38,274
Total current assets	-	66,173

Total assets	$-	$66,173

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$5,595	$33,595
Other payable	8,085	101,156
Due to related party	4,925	1,295
Total current liabilities	18,605	136,046

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,731,667 issued and outstanding at September 30, 2021 and December 31, 2020 , respectively	673	673
Additional paid-in capital	339,602	238,446
Accumulated deficit	(358,880)	(308,992)
Total stockholders’ deficit	(18,605)	(69,873)

Total liabilities and stockholders’ deficit	$-	$66,173

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Revenue	$-	$2,000	$-	$9,500
Cost of revenue	-	-	-	-
Gross profit	-	2,000	-	9,500

Operating expenses	8,085	8,555	49,888	43,505
Operating loss	(8,085)	(6,555)	(49,888)	(34,005)

Loss before income taxes	(8,085)	(6,555)	(49,888)	(34,005)
Income tax expense	-	-	-	-
Net loss	$(8,085)	$(6,555)	$(49,888)	$(34,005)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	6,731,667	6,731,667	6,731,667	6,731,667

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockeholders’ Equity (Deficit)

For the Nine and Three Months Ended September 30, 2021 and 2020

(unaudited)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balances, December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)
Foregiveness of debt by lender	-	-	101,156	-	101,156
Net loss for the nine months	-	-	-	(49,888)	(49,888)

Balances, September 30, 2021	6,731,667	$673	$339,602	$(358,880)	$(18,605)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balances, December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553
Net loss for the nine months	-	-	-	(34,005)	$(34,005)

Balances, September 30, 2020	6,731,667	$673	$238,446	$(237,571)	$1,548

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balances June 30, 2021	6,731,667	$673	$339,602	$(350,795)	$(10,520)
Net loss for the three months	-	-	-	(8,085)	(8,085)

Balances, September 30, 2021	6,731,667	$673	$339,602	$(358,880)	$(18,605)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balances, June 30, 2020	6,731,667	$673	$238,446	$(231,016)	$8,103
Net loss for the three months	-	-	-	(6,555)	(6,555)

Balances, September 30, 2020	6,731,667	$673	$238,446	$(237,571)	$1,548

(the accompanying notes are an integral part of these unaudited financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30
	2021	2020
OPERATING ACTIVITIES
Net loss	$(49,888)	$(34,005)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable paid by third party	(28,000)	-
Overhead paid directly to vendors by third party	8,085	-
Overhead paid directly to vendors by related party	3,630
Impairment of assets	66,173	-
Changes in Operating Assets and Liabilities:
Other receivable	-	(10,017)
Accounts payable and accrued liabilities	-	(3,992)

Net cash used in operating activities	-	(43,351)

FINANCING ACTIVITIES
Cash retained by lender	(11,899)	-
Net cash provided by financing activities	(11,899)	-

Net decrease in cash	(11,899)	(43,351)

Cash, beginning of period	11,899	57,719
Cash, end of period	$-	$14,368

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

(the accompanying notes are an integral part of these unaudited financial statements).

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2021

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2021 are not indicative of the results to be expected for the year ending December 31, 2021.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of September 30, 2021 and December 31, 2020, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $42,099 as bad debt for the nine months ended September 30, 2021 and the year ended December 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and has sustained operating losses of $358,880 through the period ended September 30, 2021. As a result of the management and control changes, the Stock Purchase Agreement, signed on March 10, 2021 the Company impaired all of its existing assets. That agreement also required the repayment of all existing liabilities, some of which activity is yet to be verified. These activities raise additional doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. There were no receivables on September 30, 2021. The Company estimated the uncollectable amount and reserved $63,453 as allowance for other receivable for the year ended December 31, 2020.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly are accrued professional fees. Amounts totaling $5,595 which were to be written off in accordance with the Stock Purchase Agreement of March 10, 2021 remain at September 30 2021 as their write off has not yet been verified.

NOTE 5 – OTHER PAYABLES

Other payable mainly consists of expenses paid directly to the vendors by a non-related party. As of September 30, 2021, the balance of other payable amounts $8,085.

NOTE 6 - RELATED PARTIES

Loan from a related party

The unpaid portion of the related party loan, which had been entered into on December 1, 2018 and amended on February 28, 2019 was, by virtue of the Stock Purchase Agreement, forgiven and the balance, of $101,156, was written off as of March 10, 2021. During the nine months end, September 30, 2021, Fuyong Nan, the CEO of the Company paid $3,630 on behalf of the Company for expense incurred. As of September 30, 2021, the balance owed to related party amount $4,925.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of September 30, 2021, and December 31, 2020.

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

NOTE 8 - SUBSEQUENT EVENT

On October 1, 2021, the Company entered into a promissory note with Wang Xi Chen, a non-related party for the amount he paid on behalf of the company during the quarter ended September 30, 2021 of $8,085, which has been recorded as other payable as of September 30, 2021. The note bears an interest of 3% per annum and mature on December 31, 2023.

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

Results of Operations

Nine Months Ended September 30, 2021, Compared to September 30, 2020

During the nine months ended September 30, 2021, we had no revenue. The Stock Purchase Agreement required that the $66,173 of assets be fully impaired and that all liabilities be paid. Accounts payable totaling $28,000 were confirmed as paid and the loan payable of $101,156 was forgiven. There was $7,500 revenue for the nine months ended September 30, 2020. Overhead incurred during the nine months ended September 30, 2021, was $49,888 compared to $43,505 during that nine month period ended September 30, 2020.

We recorded a net loss of $49,888 for the nine months ended September 30,2021 as compared with a net loss of $34,005 for the nine months ended September 30, 2020, due primarily to impairments as determined by the March 10, 2021 Stock Purchase Agreement.

Three Months Ended September 30, 2021, Compared to September 30, 2020

During the three months ended September 30, 2021, we had no revenue. There was $2,000 revenue for the three months ended September 30, 2020. Overhead incurred during the three months ended September 30, 2021, was $8,085 compared to $8,555 during the three months period ended September 30, 2020.

We recorded a net loss of $8,085 for the three months ended September 30, 2021, as compared with a net loss of $6,555 for the three months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had no assets and negative working capital of $18,605 and an accumulated stockholders’ deficit of $358,880. Our operating activities during the nine months ended September 30, 2021 were limited and because of the March 10, 2021 Stock Purchase Agreement used $66,173 of asset impairment less $28,000 in verifiable accounts payable forgiveness in non-cash activity. Our operations used $43,351 cash in the nine months ended September 30, 2020. Revenue during each of the nine month periods ending September 30, 2021 was nil and 2020 was $9,500.

Although the Company had no cash on hand on September 30, 2021, management believes that the Company will be able to provide sufficient cash to fund all the Company’s obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Plan of Operations

The Company intends to focus on a new business model which was planning to implement during the third quarter of 2021. As of September 30, 2021, the plan of new business model has been delayed until first quarter of 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: November 11, 2021	By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

