Form 10-K
period 2021-12-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2022-02-25
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (February 18, 2022): 6,731,667

Documents incorporated by reference: None.

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

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

On August 6, 2019, the Company changed the Company’s name to MS Young Adventure Enterprise, Inc.

In May 2018, the Company implemented a change in control by electing a new officer and director and accepting the resignations of its then existing officer and director and whereby the then majority shareholder of the Company, Zilin Wang, sold his common stock shares in the Company to Chunxia Jiang.

On March 10, 2021, Chunxia Jiang entered into a stock purchase agreement for the sale of 6,000,000 shares of common stock of the Company to Pearl Digital International Limited, an accredited investor, and resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board. Simultaneously, Mr. Fu Yong Nan was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

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

On November 2, 2021, MS Young reported that it has entered the encryption industry with the beta launch of Forceshield Mail, a fully-featured secure e-mail service. ForceShield Mail (www.forceshieldmail.com) employs modern end-to-end encryption methods to ensure the privacy of users’ electronic communications, with an emphasis on accessibility and ease of use. The Company hopes to fill the growing demand for services that address the increasing need for Digital Privacy by developing and providing a suite of robust, easy-to-use solutions that will safeguard consumers’ private information.

On November 22, 2021, MS Young also announced the beta launch of ForceShield VPN, a state-of-the-art encrypted VPN service that seeks to achieve synergy with the Company’s prior product, ForceShield Mail, to provide users with robust protection against privacy intrusions and other cyber-related crimes.

Risks and Uncertainties facing the Company

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations.

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

The Company also entered the encryption industry with its products Forceshield Mail, a fully-featured secure email service and ForceShield VPN, a state-of-the-art encrypted VPN service. The e-mail encryption industry is a highly-competitive one. The major players in this industry include Trend Micro, Cisco, Sophos, Zoho Mail and BAE Systems. We are in competition with these firms, as well as numerous others that may have financial, operational, technical and marketing resources that exceed our own. Competitive factors include the level of technical expertise and experience, industry reputation, quality and level of services provided, price, geographic presence, dependability, and level of customer support. Our management believes that we compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

Employees

As of December 31, 2021, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, the Company was not a party to any pending or threatened legal proceedings.

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

Status of Outstanding Common Stock

As of December 31, 2021, we had a total of 6,731,667 shares of our common stock outstanding. 6,000,000 of these shares are currently held by Pearl Digital International Limited, who is the majority shareholder. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 6,731,667 shares of our common stock to forty-one (41) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On March 10, 2021, Chunxia Jiang entered into a stock purchase agreement for the sale of 6,000,000 shares of common stock of the Company to Pearl Digital International Limited.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	12/31/21	12/31/20
Revenues	$-	$32,000
Net Loss	$(67,640)	$(41,973)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.02)
Weighted Average No. Shares, Basic and Diluted	6,731,667	6,731,667
Stockholders’ Equity (Deficit)	$(36,357)	$(6,420)
Total Assets	$-	$129,626
Total Liabilities	$36,357	$136,046

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed herein. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. Where in any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Factors that may cause differences between actual results and those contemplated by forward-looking statements and are not limited to the following:

●	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
●	general market and economic conditions;
●	our ability to acquire customers;
●	our ability to meet the volume and service requirements of our customers;
●	industry consolidation, including acquisitions by us or our competitors;
●	success in developing new products;
●	timing of our new product introductions;
●	new product introductions by competitors;
●	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
●	product pricing, including the impact of currency exchange rates;
●	effectiveness of sales and marketing resources and strategies;
●	adequate manufacturing capacity and supply of components and materials;
●	strategic relationships with suppliers;
●	product quality and performance;
●	protection of our products and brand by effective use of intellectual property laws;
●	the financial strength of our competitors;
●	the outcome of any future litigation or commercial dispute;
●	barriers to entry imposed by competitors with significant market power in new markets; and
●	government actions throughout the world.

You should not rely on forward-looking statements in this document. This management’s discussion contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies and Estimates

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $376,632 as of December 31, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from our encryption services. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

Trends and Uncertainties

Demand for our products is dependent on general economic conditions, which are cyclical in nature. Because a major portion of our activities are the receipt of revenues from our services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Results of Operations

Year Ended December 31, 2021 compared to December 31, 2020

The following table summarizes the results of our operations during the fiscal years ended December 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/21	12/31/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$32,000	$(32,000)	(100.0)%
Operating expenses	67,579	129,181	(61,602)	(47.7)%
Other expense	61	-	61	Inf.
Net loss	(67,640)	(105,426)	(37,786)	(35.8)%
Loss per share of common stock	(0.01)	(0.02)	0.01	100.0%

During the year ended December 31, 2021, we had revenues of $0, compared to revenues of $32,000 for the year ended December 31, 2020, a decrease of $32,000. The decrease was mainly attributable to decreased business.

Operating expenses totaled $67,579 for the year ended December 31, 2021, compared to $129,181 for the year ended December 31, 2020, a decrease of $61,602. The decrease is mainly due to a lower level of operations during the year ended December 31, 2021. We recorded a net loss of $67,640 for the fiscal year ended December 31, 2021 as compared with a net loss of $105,426 for the fiscal year ended December 31, 2020 due primarily to a lower level of operations.

Liquidity and Capital Resources

As of December 31, 2021, we had total assets of $0, negative working capital of $36,357 and an accumulated stockholders’ deficit of $376,632. Our operating activities used $0 in cash for the fiscal year ended December 31, 2021, while our operations used $50,320 cash in the fiscal year ended December 31, 2020. Our revenues were $0 in the fiscal year ended December 31, 2021 compared to revenues of $32,000 in the fiscal year ended December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2021 and 2020 and the reports thereon of BFBorgers CPA PC.

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of MS Young Adventure Enterprise, Inc.

Opinion on the Financial Statements

 We have audited the accompanying balance sheets of MS Young Adventure Enterprise, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

February 23, 2022

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	December 31
	2021	2020

ASSETS
Current assets
Cash	$-	$11,899
Accounts receivable	-	16,000
Other receivable, net	-	38,274
Total current assets	-	66,173
Total assets	$-	$66,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,595	$33,595
Accrued interest	61	-
Promissory note payable	29,406	-
Due to related party	-	102,451
Total current liabilities	35,062	136,046

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding at December 31, 2021, and 2020	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,731,667 issued and outstanding at December 31, 2021, and 2020	673	673
Additional paid-in capital	340,897	238,446
Accumulated deficit	(376,632)	(308,992)
Total stockholders’ deficit	(35,062)	(69,873)
Total liabilities and stockholders’ deficit	$-	$66,173

(The accompanying notes are an integral part of these financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

	For the years ended December 31
	2021	2020

Revenue	$-	$32,000
Cost of revenue	-	8,245
Gross profit	-	23,755

Operating expenses	67,579	129,181

Operating loss	(67,579)	(105,426)

Other income (expense)
Interest expense	(61)	-
Total other income (expense)	(61)	-

Loss before income taxes	(67,640)	(105,426)
Income tax expense	-	-
Net loss	$(67,640)	$(105,426)

Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares - basic and diluted	6,731,667	6,731,667

(The accompanying notes are an integral part of these financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)
Forgiveness of debt	-	-	102,451	-	102,451
Net loss	-	-	-	(67,640)	(67,640)

Balance, December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	6,731,667	$673	$238,446	$(203,566)	$35,553
Net loss	-	-	-	(105,426)	(105,426)

Balance, December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)

(The accompanying notes are an integral part of these financial statements)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

	For the years ended December 31
	2021	2020

OPERATING ACTIVITIES
Net loss	$(67,640)	$(105,426)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable paid by third party	(28,000)	-
Overhead paid directly to vendors by third party	29,406	-
Overhead paid directly to vendors by related party	(102,451)	-
Impairment of assets	66,173	-
Forgiveness of debt	102,451	-
Bad debt expenses	-	63,453
Changes in operating assets and liabilities:
Account receivable	-	(16,000)
Other receivable	-	(10,018)
Accounts payable and accrued liabilities	61	17,508
Other payable	-	163
Net cash used in operating activities	-	(50,320)

INVESTING ACTIVITIES
Net proceeds loaned to a related party	-	4,500
Net cash provided by investing activities	-	4,500

FINANCING ACTIVITIES
Cash retained by lender	(11,899)	-
Net cash used in financing activities	(11,899)	-

Net change in cash	(11,899)	(45,820)

Cash, beginning of the period	11,899	57,719
Cash, end of the period	$-	$11,899

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

(The accompanying notes are an integral part of these financial statements)

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

On November 2, 2021, MS Young reported that it has entered the encryption industry with the beta launch of Forceshield Mail, a fully-featured secure e-mail service. ForceShield Mail (www.forceshieldmail.com) employs modern end-to-end encryption methods to ensure the privacy of users’ electronic communications, with an emphasis on accessibility and ease of use. The Company hopes to fill the growing demand for services that address the increasing need for Digital Privacy by developing and providing a suite of robust, easy-to-use solutions that will safeguard consumers’ private information.

On November 22, 2021, MS Young also announced the beta launch of ForceShield VPN, a state-of-the-art encrypted VPN service that seeks to achieve synergy with the Company’s prior product, ForceShield Mail, to provide users with robust protection against privacy intrusions and other cyber-related crimes.

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

ACCOUNTS RECEIVABLE

Accounts receivables are recognized and carried at original amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of one year and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against other receivable balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. All of the Company’s cash is held in bank accounts in the United States and is protected by FDIC insurance. $0 and $0 are amounts that are not covered by FDIC insurance as of December 31, 2021 and 2020, respectively. These receivables are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and wrote off $0 and $42,099 as bad debt for the year ended December 31, 2021 and 2020.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

For the years ended December 31, 2021 and 2020, the Company recognized revenue from providing consulting services, for which the Customer makes full payment at time of service purchase. The Company does not offer customers right of refund for service purchased.

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

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and has sustained operating losses of $376,632 through the year ended December 31, 2021. As a result of the management and control changes, the Stock Purchase Agreement, signed on March 10, 2021 the Company impaired all of its existing assets. That agreement also required the repayment of all existing liabilities, some of which activity is yet to be verified. These activities raise additional doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable amount to $0 and $16,000 as of December 31, 2021, and 2020, respectively. Accounts receivable comprise amounts due to the Company for providing consulting services.

NOTE 4 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of its clients. These payments are due on demand, interest free, and without collateral. There were no receivables on December 31, 2021. The Company estimated the uncollectable amount and reserved $63,453 as allowance for other receivable for the year ended December 31, 2020.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly are accrued professional fees. Amounts totaling $5,595 which were to be written off in accordance with the Stock Purchase Agreement of March 10, 2021 remain at December 31, 2021 as their write off has not yet been verified.

NOTE 6 – NOTE PAYABLES

Note payable mainly consists of expenses paid directly to the vendors by a non-related party. On October 1, 2021, the Company entered into a promissory note with Wang Xi Chen, a non-related party for the amount he paid on behalf of the company during the year of 2021 for the amount of $8,085. The note bears an interest of 3% per annum and mature on December 31, 2023. Subsequent to the year ended December 31, 2021, on January 1, 2022, the Company entered into two promissory note with Wang Xi Chen for an amount of $17,691 and $3,630 that he paid on behalf of the Company during the year of 2021. Both note bear an interest of 3% and mature on December 31, 2023. As of December 31, 2021 and 2020, the balance of note payable amounts $29,406 and $0, respectively.

NOTE 7 - RELATED PARTIES

Loan from a related party

As of December 31, 2021 and 2020, the related party payable amounts $0 and $102,451. The unpaid portion of the related party loan, which had been entered into on December 1, 2018 and amended on February 28, 2019 was, by virtue of the Stock Purchase Agreement, forgiven and the balance, of $101,156, was written off as of March 10, 2021. On March 10, 2021 in connection with the change in control, the prior CEO has waived the related party payable to him for the amount of $1,295.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of December 31, 2021 and 2020.

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

NOTE 9 - SUBSEQUENT EVENT

On January 1, 2022, the Company entered into two promissory note with Wang Xi Chen, a non-related party for the amount he paid on behalf of the company during the year ended December 31, 2021 of $17,691 and 3,630. Both note bears an interest of 3% per annum and mature on December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer and all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Positions Held

Fu Yong Nan	Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director since March 10, 2021

Fu Yong Nan. Fu Yong Nan has been the Senior Vice-President – Finance of Guangxi Sanhuan Enterprise Group Holding Co., Ltd. since June 2013. Mr. Fu earned a Bachelor of Science in Financial Management from Guangxi University of Science and Technology in 1990, and a Master’s Degree in Banking and Finance from Guangxi University in 1993.

Fu Yong Nan devotes approximately 25% of his business time to the affairs of the Company. The time Mr. Fu Yong Nan spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Fu Yong Nan, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2021 all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Fu Yong Nan is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Fu Yong Nan serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Fu Yong Nan, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Fu Yong Nan may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of February 18, 2022 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Pearl Digital International Limited	6,000,000	89.1%
717 Fulin Hotel, 1805 Heping Road, Luohu,
Shenzhen, China 518000

Officers and directors as a group (one person)	6,000,000	89.1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of February 18, 2022. All percentages for common stock are calculated based upon a total of 6,731,667 shares outstanding as of February 18, 2022, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of February 18, 2022.

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

Director Independence

As of December 31, 2021, Fu Yong Nan was the sole director of the Company. Mr. Fu Yong Nan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, BFBorgers CPA PC was $[8000] for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2021 and 2020.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2021 or 2020.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2021 and 2020, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of B F Borgers CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal years ended December 31, 2021 and 2020.

●	Balance Sheets as of December 31, 2021 and 2020 (audited)

●	Statements of Operations for the years ended December 31, 2021 and 2020 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from December 31, 2019 to December 31, 2021 (audited)

●	Statements of Cash Flows for the years ended December 31, 2021 and 2020 (audited)

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MS Young Adventure Enterprise, Inc.
(Registrant)

By	/s/ Fu Yong Nan
Fu Yong Nan
Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Fu Yong Nan
Fu Yong Nan
Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	February 25, 2021

