Form 10-K/A
period 2021-12-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2022-03-01
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Issuer’s telephone number, including area code: (208) 639-9860

n/a

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

Explanatory Note

This Amendment to Annual Report for year ending December 31, 2021 is being filed solely for the purpose of updating the company’s correct address and phone number. The issuer incorrectly included the previous contact information of the company in the filing. No other changes have been made to the original filing of the Annual Report.

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

MS Young Adventure Enterprise, Inc.
(Registrant)

By	/s/ Fu Yong Nan
Fu Yong Nan
Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Fu Yong Nan
Fu Yong Nan
Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	March 1, 2022

