Form 10-Q
period 2022-09-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2022-11-08
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine months ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, par value $0.0001	6,731,667

Documents incorporated by reference: None

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	September 30	December 31
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,595	$5,595
Accrued interest	1,000	61
Promissory note payable	62,150	29,406
Total current liabilities	68,745	35,062

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2022, and December 31, 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,731,667 issued and outstanding at September 30, 2022, and December 31, 2021	673	673
Additional paid-in capital	340,897	340,897
Accumulated deficit	(410,315)	(376,632)
Total stockholders’ deficit	(68,745)	(35,062)
Total liabilities and stockholders’ deficit	-	$-

(The accompanying notes are an integral part of these unaudited financial statements.)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

Operating expenses	$9,755	$8,085	$32,744	$49,888
Operating loss	(9,755)	(8,085)	(32,744)	(49,888)

Other income (expense)
Interest expense	(397)	-	(939)	-
Total other income (expense)	(397)	-	(939)	-

Loss before income taxes	(10,152)	(8,085)	(33,683)	(49,888)
Income tax expense	-	-	-	-
Net loss	$(10,152)	$(8,085)	$(33,683)	$(49,888)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	6,731,667	6,731,667	6,731,667	6,731,667

(The accompanying notes are an integral part of these unaudited financial statements.)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockholders’ Equity (Deficit)

For the Nine and Three Months Ended September 30, 2022 and 2021

(unaudited)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)
Net loss for the nine months	-	-	-	(33,683)	(33,683)

Balance, September 30, 2022	6,731,667	$673	$340,897	$(410,315)	$(68,745)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)
Forgiveness by Lender	-	-	101,156	-	101,156
Net loss for the nine months	-	-	-	(49,888)	(49,888)

Balance, September 30, 2021	6,731,667	$673	$339,602	$(358,880)	$(18,605)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 30, 2022	6,731,667	$673	$340,897	$(400,163)	$(58,593)
Net loss for the three months	-	-	-	(10,152)	(10,152)

Balance, September 30, 2022	6,731,667	$673	$340,897	$(410,315)	$(68,745)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 30, 2021	6,731,667	$673	$339,602	$(350,795)	$(10,520)
Net loss for the three months	-	-	-	(8,085)	(8,085)

Balance, September 30, 2021	6,731,667	$673	$339,602	$(358,880)	$(18,605)

(The accompanying notes are an integral part of these unaudited financial statements.)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30
	2022	2021

OPERATING ACTIVITIES
Net loss	$(33,683)	$(49,888)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable paid by third party	-	(28,000)
Overhead paid directly to vendors by third party	32,744	8,085
Overhead paid directly to vendors by related party	-	3,630
Impairment of assets	-	66,173
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	939	-
Net cash used in operating activities	-	-

FINANCING ACTIVITIES
Cash retained by lender	-	(11,899)
Net cash used in financing activities	-	(11,899)

Net change in cash	-	(11,899)

Cash, beginning of the period	-	11,899
Cash, end of the period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

(The accompanying notes are an integral part of these unaudited financial statements.)

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2022

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2022, are not indicative of the results to be expected for the year ending December 31, 2022.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

For the nine months ended September 30, 2022, and 2021, the Company did not generate revenue.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and 2021, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2022, and 2021, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and has sustained operating losses of $32,744 through the period ended September 30, 2022. As a result of the management and control changes, the Stock Purchase Agreement, signed on March 10, 2021, the Company impaired all of its existing assets. That agreement also required the repayment of all existing liabilities, some of which activity is yet to be verified. These activities raise additional doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consists mainly of accrued professional fees. Amounts totaling $5,595 which were to be written off in accordance with the Stock Purchase Agreement of March 10, 2021, remain at September 30, 2022 as their write off has not yet been verified.

Accrued interest consists solely of the interest incurred on the promissory notes bearing an interest of 3% per annum and issued to Wang Xi Chen for amounts paid on behalf of the Company. As of September 30, 2022 and December 31, 2021, the balance of accrued interest amounts $1,000 and $61, respectively.

NOTE 4 – PROMISSORY NOTES PAYABLE

Promissory notes payable mainly consists of expenses paid directly to the vendors by a non-related party.

On October 1, 2021, the Company entered into a promissory note with Wang Xi Chen, a non-related party for the amount he paid on behalf of the company during the year of 2021 for the amount of $8,085. The note bears an interest of 3% per annum and matures on December 31, 2023.

On January 1, 2022, the Company entered into two promissory notes with Wang Xi Chen for an amount of $17,691 and $3,630 that he paid on behalf of the Company during the year of 2021. Both notes bear an interest of 3% per annum and mature on December 31, 2023.

On March 31, 2022, the Company entered into a promissory note with Wang Xi Chen for an amount of $14,344 that he paid on behalf of the Company. The note bears an interest of 3% per annum and matures on December 31, 2023.

On June 30, 2022, the Company entered into another promissory note with Wang Xi Chen for an amount of $8,645 that he paid on behalf of the Company. The note bears an interest of 3% per annum and matures on December 31, 2023.

On September 30, 2022, the Company entered into another promissory note with Wang Xi Chen for an amount of $9,755 that he paid on behalf of the Company during the nine months ended September 30, 2022. The note bears an interest of 3% per annum and matures on December 31, 2023.

As of September 30, 2022, and December 31, 2021, the balance of promissory notes payable amounts $62,150 and $29,406, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of September 30, 2022, and December 31, 2021.

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

Results of Operations

Three Months Ended September 30, 2022, Compared to September 30, 2021

During the three months ended September 30, 2022 and 2021, we had no revenues. Operating expenses totaled $9,755 for the three months ended September 30, 2022, compared to $8,085 for the three months ended September 30, 2021

We recorded a net loss of $10,151 for the three months ended September 30, 2022 as compared with a net loss of $8,085 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022, Compared to September 30, 2021

During the Nine months ended September 30, 2022 and 2021, we had no revenue. Operating expenses incurred during the Nine months ended September 30, 2022 was $32,744 compared to $49,888 during that nine months period ended September 30, 2021.

We recorded a net loss of $33,683 for the nine months ended September 30, 2022 as compared with a net loss of $49,888 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had no assets and a negative working capital of $68,745 and an accumulated stockholders’ deficit of $410,315. Our operations used $0 cash in the nine months ended September 30, 2022. Revenue during each of the nine months periods ending September 30, 2022 and 2021 was nil.

Although the Company had no cash on hand on September 30, 2022, management believes that the Company will be able to provide sufficient cash to fund all the Company’s obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MS YOUNG ADVENTURE ENTERPRISE, INC.

Date: November 4, 2022	By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

