Form 10-K
period 2022-12-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2023-03-30
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2022, was $79,100 based on a $0.14 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,731,667 shares of common stock as of March 20, 2023

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

Employees

As of December 31, 2022, the Company has one employee, Fu Yong Nan, our Chief Executive Officer and Chief Financial Officer.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our Company. To date, our Company has never been involved in litigation, as either a party or a witness, nor has our Company been involved in any legal proceedings commenced by any regulatory agency against our Company.

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

Holders

As of March 20, 2023, we have issued an aggregate of 6,731,667 shares of our common stock to forty-one (41) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to acquire customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $432,084 as of December 31, 2022. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from our encryption services. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations

Year Ended December 31, 2022 compared to December 31, 2021

The following table summarizes the results of our operations during the fiscal years ended December 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

	Year Ended
	December 31,		Changes
	2022	2021	Amount	%

Operating Expenses	$(54,044)	$(67,579)	$13,535	(20%)
Other Expenses	(1,408)	(61)	(1,347)	2208%
Net Loss	$(55,452)	$(67,640)	$12,188	(18%)

The Company incurred net loss of $55,452 during the year ended December 31, 2022 as compared to $67,640 during the year ended December 31, 2021. The decrease in net loss was due to the decrease in operating expense.

We recognized no revenues for the years ended December 31, 2022 and 2021.

Operating expenses decreased from $67,579 during the year ended December 31, 2021 to $54,044 during the year ended December 31, 2022 due to the decrease in professional fees and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,	Changes
	2022	2021	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$90,514	$35,062	$55,452	158.2%
Working Capital Deficiency	$(90,514)	$(35,062)	$(55,452)	158.2%

As at December 31, 2022 and 2021, our Company had no cash and assets.

Our current liabilities increased from $35,062 as of December 31, 2021 to $90,514 as of December 31, 2022 mainly due to the increase in promissory note payable for payment made to vendors for operation expenses on behalf of the Company.

As at December 31, 2022, our Company had a working capital deficiency of $90,514 compared with a working capital deficiency of $35,062 as at December 31, 2021. The increase in working capital deficit was primarily due to an increase in promissory note payable.

Cash Flows

	Year Ended
	December 31,		Changes
	2022	2021	Amount	%

Cash flows used in operating activities	$-	$(11,899)	$11,899	(100%)
Net changes in cash	$-	$(11,899)	$11,899	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2022, net cash used in operating activities was $0 compared to $11,899 used during the year ended December 31, 2021.

Cash flows used in operating activities during the year ended December 31, 2022, comprised of a net loss of $55,452, which was reduced by an increase in accounts payable and accrued liabilities of $54,043 and an increase in accrued interest of $1,409.

Cash flows used in operating activities during the year ended December 31, 2021, comprised of a net loss of $67,640, which was reduced by a decrease in accounts receivable of $16,000, a decrease in other receivable of $38,274, an increase in accounts payable and accrued liabilities of $1,406 and an increase in accrued interest of $61.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MS YOUNG ADVENTURE ENTERPRISE, INC.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of MS Young Adventure Enterprise, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MS Young Adventure Enterprise, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 24, 2023

 MS YOUNG ADVENTURE ENTERPRISE, INC.

Audited Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,959	$5,595
Accrued interest	1,470	61
Promissory note payable	83,085	29,406
Total Current Liabilities	90,514	35,062

Total Liabilities	90,514	35,062

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 6,731,667 shares issued and outstanding	673	673
Additional paid-in capital	340,897	340,897
Accumulated deficit	(432,084)	(376,632)
Total Stockholders’ Deficit	(90,514)	(35,062)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Audited Statements of Operations

 For the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021

OPERATING EXPENSES
General and administrative expenses	$43,044	$67,579
Software development	11,000	-
Total Operating Expenses	54,044	67,579
Loss from operations	(54,044)	(67,579)

OTHER EXPENSES
Interest expense	(1,408)	(61)
Other expenses	(1,408)	(61)

Loss before income taxes	(55,452)	(67,640)
Provision for income taxes	-	-
NET LOSS	$(55,452)	$(67,640)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,731,667	6,731,667

The accompanying notes are an integral part of these audited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Audited Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	6,731,667	$673	$238,446	$(308,992)	$(69,873)
Forgiveness of related party loan	-	-	102,451	-	102,451
Net loss	-	-	-	(67,640)	(67,640)
Balance - December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)

Net loss	-	-	-	(55,452)	(55,452)
Balance - December 31, 2022	6,731,667	$673	$340,897	$(432,084)	$(90,514)

The accompanying notes are an integral part of these audited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Audited Statements of Cash Flows

 For the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,452)	$(67,640)
Changes in operating assets and liabilities:
Accounts receivable	-	16,000
Other receivable, net	-	38,274
Accounts payable and accrued liabilities	54,043	1,406
Accrued interest	1,409	61
Net cash used in operating activities	-	(11,899)

Net change in cash and cash equivalents	-	(11,899)
Cash and cash equivalents - beginning of period	-	11,899
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated party	$53,679	$29,406
Forgiveness of related party loan	$-	$102,451

The accompanying notes are an integral part of these audited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to the Audited Financial Statements

 December 31, 2022 and 2021

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

The outbreak of COVID19 coronavirus in China and Asia starting from the beginning of 2020 has resulted delay for our business. The Company followed the restrictive measures implemented in China, by suspending contacting clients or contacting clients remotely during February and March 2020. The Company gradually resumed contacting clients in person starting in April 2020. The recent developments of COVID 19 has resulted in the Company’s lower revenue and net income. Other financial impact could occur though such potential impact is unknown at this time.

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification had no impact on net loss and financial position.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of financial instruments such as accounts payable and promissory note payable approximate their fair values because of the short maturity of these instruments.

SOFTWARE DEVELOPMENT

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of December 31, 2022, none of the costs associated with software and development met the criteria for capitalization.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of December 31, 2022 and 2021, there were no dilutive potential common shares.

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes.” Pursuant to ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2022 and 2021, there were no unrecognized tax benefits (see Note 5).

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $432,084 through the year ended December 31, 2022. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – PROMISSORY NOTE PAYABLE

		December 31,	December 31,
	Expiry Date	2022	2021
Promissory Note - October 2021	12/31/2023	$8,085	$8,085
Promissory Notes - December 2021	12/31/2023	21,321	21,321
Promissory Note - March 2022	12/31/2023	14,344	-
Promissory Note - June 2022	12/31/2023	8,645	-
Promissory Note - September 2022	12/31/2023	9,755	-
Promissory Note - December 2022	12/31/2023	20,935	-
		83,085	29,406
Less: non-current portion		-	-
Current portion		$83,085	$29,406

During the year ended December 31, 2022 and 2021, the Company issued promissory notes of $53,679 and $29,406 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the year ended December 31, 2022 and 2021, the interest expense of $1,409 and $61 was incurred, respectively. As of December 31, 2022 and 2021, accrued interest of $1,470 and $61, respectively.

 NOTE 4 - EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

As of December 31, 2022 and 2021, there were no preferred stock issued and outstanding.

As of December 31, 2022 and 2021, there were 6,731,667 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022 and 2021, are as follows:

	December 31,	December 31,
	2022	2021
Net operating loss carryforward	$(432,084)	$(376,632)
Statutory tax rate	21%	21%
Deferred tax asset	(90,738)	(79,093)
Less: Valuation allowance	90,738	79,093
Net deferred asset	$-	$-

As of December 31, 2022 the Company had approximately $432,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017 can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2022 are subject to review by the tax authorities.

NOTE 6 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2022 all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 20, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Pearl Digital International Limited	6,166,667	91.6%
717 Fulin Hotel, 1805 Heping Road, Luohu,
Shenzhen, China 518000

Officers and directors as a group (one person)	6,166,667	91.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2023. As of March 20, 2023, there were 6,731,667 shares of our Company’s common stock issued and outstanding.

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

Director Independence

As of December 31, 2022, Fu Yong Nan was the sole director of the Company. Mr. Fu Yong Nan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$23,140	$8,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$23,140	$8,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MS Young Adventure Enterprise, Inc.
(Registrant)

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	March 30, 2023

