Form 10-Q
period 2023-03-31
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2023-05-15
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55738

Ms Young Adventure Enterprise, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9169 W State St #3147 Garden City, ID	83714
(Address of principal executive offices)	(Zip Code)

208-639-9860

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	MSYN	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,731,667 common shares issued and outstanding as of May 3, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,845	$5,959
Accrued interest	2,084	1,470
Promissory note payable	109,200	83,085
Total Current Liabilities	117,129	90,514

Total Liabilities	117,129	90,514

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized,
none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized,
6,731,667 shares issued and outstanding	673	673
Additional paid-in capital	340,897	340,897
Accumulated deficit	(458,699)	(432,084)
Total Stockholders’ Deficit	(117,129)	(90,514)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

 For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$26,000	$14,344
Total Operating Expenses	26,000	14,344
Loss from operations	(26,000)	(14,344)

OTHER EXPENSES
Interest expense	(615)	(215)
Other expenses	(615)	(215)

Loss before income taxes	(26,615)	(14,559)
Provision for income taxes	-	-
NET LOSS	$(26,615)	$(14,559)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,731,667	6,731,667

The accompanying notes are an integral part of these unaudited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Three Months Ended March 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	6,731,667	$673	$340,897	$(432,084)	$(90,514)

Net loss	-	-	-	(26,615)	(26,615)
Balance - March 31, 2023	6,731,667	$673	$340,897	$(458,699)	$(117,129)

Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)

Net loss	-	-	-	(14,559)	(14,559)
Balance - March 31, 2022	6,731,667	$673	$340,897	$(391,191)	$(49,621)

The accompanying notes are an integral part of these unaudited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

 For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,615)	$(14,559)
Changes in operating assets and liabilities:
Accounts receivable	-
Other receivable, net	-
Accounts payable and accrued liabilities	26,001	14,559
Accrued interest	614	-
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated party	$26,115	$14,344

The accompanying notes are an integral part of these unaudited financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to the Unaudited Financial Statements

March 31, 2023

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2023.

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

SOFTWARE DEVELOPMENT

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of March 31, 2023, none of the costs associated with software and development met the criteria for capitalization.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of March 31, 2023 and December 31, 2022 there were no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $458,699 through the three months ended March 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – PROMISSORY NOTE PAYABLE

		March 31,	December 31,
	Expiry Date	2023	2022
Promissory Note - October 2021	12/31/2023	$8,085	$8,085
Promissory Notes - December 2021	12/31/2023	21,321	21,321
Promissory Note - March 2022	12/31/2023	14,344	14,344
Promissory Note - June 2022	12/31/2023	8,645	8,645
Promissory Note - September 2022	12/31/2023	9,755	9,755
Promissory Note - December 2022	12/31/2023	20,935	20,935
Promissory Note - March 2023	12/31/2023	26,115	-
		109,200	83,085
Less: non-current portion		-	-
Current portion		$109,200	$83,085

During the three months ended March 31, 2023 and 2022, the Company issued promissory notes of $26,115 and $14,344 an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the three ended March 31, 2023 and 2022, the interest expense of $615and $215 was incurred, respectively. As of March 31, 2023 and December 31, 2022, accrued interest of $2,084 and $1,470, respectively.

 NOTE 4 - EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

As of March 31, 2023 and December 31, 2022, there were no preferred stock issued and outstanding.

As of As of March 31, 2023 and December 31, 2022, there were 6,731,667 shares of common stock issued and outstanding.

NOTE 5 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means Ms. Young Adventure Enterprise, Inc., unless otherwise indicated.

General Overview

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

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three ended March 31, 2023 and 2022.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended
	March 31,		Changes
	2023	2022	Amount	%

Operating Expenses	$(26,000)	$(14,344)	$(11,656)	81%
Other Expenses	(615)	(215)	(400)	186%
Net Loss	$(26,615)	$(14,559)	$(12,056)	83%

The Company incurred net loss of $26,615 during the three months ended March 31, 2023 as compared to $14,559 during the three months ended March 31, 2022. The increase in net loss was due to the increase in operating expense.

We recognized no revenues for the three months ended March 31, 2023 and 2022.

Operating expenses increased from $14,344 during the three months ended March 31, 2022 to $26,000 during the three months ended March 31, 2023 due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	December 31,	Changes
	2023	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$117,129	$90,514	$26,615	29%
Working Capital Deficiency	$(117,129)	$(90,514)	$(26,615)	29%

As at March 31, 2023 and December 31, 2022, our Company had no cash and assets.

Our current liabilities increased from $90,514 as of December 31, 2022 to $117,129 as of March 31, 2023 mainly due to the increase in promissory note payable for payment made to vendors for operation expenses on behalf of the Company.

As at March 31, 2023, our Company had a working capital deficiency of $117,129 compared with a working capital deficiency of $90,514 as at December 31, 2022. The increase in working capital deficit was primarily due to an increase in promissory note payable.

Cash Flows

Three Months Ended
	March 31,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2023 and 2022, net cash used in operating activities was $0.

Cash flows used in operating activities during the three months ended March 31, 2023, comprised of a net loss of $26,615, which was reduced by an increase in accounts payable and accrued liabilities of $26,001 and an increase in accrued interest of $614.

Cash flows used in operating activities during the three months ended March 31, 2022, comprised of a net loss of $14,559, reduced by an increase in accounts payable and accrued liabilities of $14,559.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

**

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MS Young Adventure Enterprise, Inc.
(Registrant)

Dated: May 15, 2023	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

