Form 10-Q
period 2023-06-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2023-07-31
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 , 2023

or

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

6,731,667 common shares issued and outstanding as of July 24, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,844	$5,959
Accrued interest	2,901	1,470
Promissory note payable	119,526	83,085
Total Current Liabilities	128,271	90,514

Total Liabilities	128,271	90,514

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized,
none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized,
6,731,667 shares issued and outstanding	673	673
Additional paid-in capital	340,897	340,897
Accumulated deficit	(469,841)	(432,084)
Total Stockholders’ Deficit	(128,271)	(90,514)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative expenses	$10,326	$8,645	$36,326	$22,289
Total Operating Expenses	10,326	8,645	36,326	22,289
Loss from operations	(10,326)	(8,645)	(36,326)	(22,289)

OTHER EXPENSES
Interest expense	(816)	(327)	(1,431)	(542)
Other expenses	(816)	(327)	(1,431)	(542)

Loss before income taxes	(11,142)	(8,972)	(37,757)	(22,831)
Provision for income taxes	-	-	-	-
NET LOSS	$(11,142)	$(8,972)	$(37,757)	$(22,831)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,731,667	6,731,667	6,731,667	6,731,667

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2023

(Unaudited)

Six Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	6,731,667	$673	$340,897	$(432,084)	$(90,514)

Net loss	-	-	-	(26,615)	(26,615)
Balance - March 31, 2023	6,731,667	$673	$340,897	$(458,699)	$(117,129)

Net loss	-	-	-	(11,142)	(11,142)
Balance - June 30, 2023	6,731,667	$673	$340,897	$(469,841)	$(128,271)

Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)

Net loss	-	-	-	(14,559)	(14,559)
Balance - March 31, 2022	6,731,667	$673	$340,897	$(391,191)	$(49,621)

Net loss	-	-	-	(8,972)	(8,972)
Balance - June 30, 2022	6,731,667	$673	$340,897	$(400,163)	$(58,593)

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,757)	$(23,531)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	36,326	22,989
Accrued interest	1,431	542
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated party	$36,441	$22,989

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2023

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2023.

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

SOFTWARE DEVELOPMENT

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of June 30, 2023, none of the costs associated with software and development met the criteria for capitalization.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of June 30, 2023 and December 31, 2022 there were no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $469,841 through the six months ended June 30, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – PROMISSORY NOTE PAYABLE

		June 30,	December 31,
	Expiry Date	2023	2022
Promissory Note - October 2021	12/31/2023	$8,085	$8,085
Promissory Notes - December 2021	12/31/2023	21,321	21,321
Promissory Note - March 2022	12/31/2023	14,344	14,344
Promissory Note - June 2022	12/31/2023	8,645	8,645
Promissory Note - September 2022	12/31/2023	9,755	9,755
Promissory Note - December 2022	12/31/2023	20,935	20,935
Promissory Note - March 2023	12/31/2023	26,115	-
Promissory Note - June 2023	12/31/2023	10,326	-
		119,526	83,085
Less: non-current portion		-	-
Current portion		$119,526	$83,085

During the six months ended June 30, 2023 and 2022, the Company issued promissory notes of $36,441 and $22,989 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the six ended June 30, 2023 and 2022, the interest expense of $1,431 and $542 was incurred, respectively. As of June 30, 2023 and December 31, 2022, accrued interest of $2,901 and $1,470, respectively.

NOTE 4 - EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

As of June 30, 2023 and December 31, 2022, there were no preferred stock issued and outstanding.

As of As of June 30, 2023 and December 31, 2022, there were 6,731,667 shares of common stock issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three ended June 30, 2023 and 2022.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended
	June 30,		Changes
	2023	2022	Amount	%

Operating Expenses	$(10,326)	$(8,645)	$(1,681)	19%
Other Income (Expenses)	(816)	(327)	(489)	150%
Net Loss	$(11,142)	$(8,972)	$(2,170)	24%

The Company incurred net loss of $11,142 during the three months ended June 30, 2023 as compared to $8,972 during the three months ended June 30, 2022. The increase in net loss was due to the increase in operating expense.

Operating expenses increased from $8,645 during the three months ended June 30, 2022 to $10,326 during the three months ended June 30, 2023 due to the increase in professional fees.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended
	June 30,		Changes
	2023	2022	Amount	%

Operating Expenses	$(36,326)	$(22,289)	$(14,037)	63%
Other Expenses	(1,431)	(542)	(889)	164%
Net Loss	$(37,757)	$(22,831)	$(14,926)	65%

The Company incurred net loss of $37,757 during the six months ended June 30, 2023 as compared to $22,831 during the six months ended June 30, 2022. The increase in net loss was due to the increase in operating expense.

Operating expenses increased from $22,289 during the six months ended June 30, 2022 to $36,326 during the three months ended June 30, 2023 due to the increase in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	December 31,	Changes
	2023	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$128,271	$90,514	$37,757	42%
Working Capital Deficiency	$(128,271)	$(90,514)	$(37,757)	42%

As at June 30, 2023 and December 31, 2022, our Company had no cash and assets.

Our current liabilities increased from $90,514 as of December 31, 2022 to $128,271 as of June 30, 2023 mainly due to the increase in promissory note payable for payment made to vendors for operation expenses on behalf of the Company.

As at June 30, 2023, our Company had a working capital deficiency of $128,271 compared with a working capital deficiency of $90,514 as at December 31, 2022. The increase in working capital deficit was primarily due to an increase in promissory note payable.

Cash Flows

Six Months Ended
	June 30,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2023 and 2022, net cash used in operating activities was $0.

Cash flows used in operating activities during the six months ended June 30, 2023, comprised of a net loss of $37,757, which was reduced by an increase in accounts payable and accrued liabilities of $36,326 and an increase in accrued interest of $1,431.

Cash flows used in operating activities during the six months ended June 30, 2022, comprised of a net loss of $23,531, reduced by an increase in accounts payable and accrued liabilities of $22,989 and an increase in accrued interest of $542.

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

MS Young Adventure Enterprise, Inc.
(Registrant)

Dated: July 31, 2023	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

