Form 10-Q
period 2023-09-30
MS YOUNG ADVENTURE ENTERPRISE, INC.
filed 2023-10-19
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

6,731,667 common shares issued and outstanding as of October 16, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,595	$5,959
Accrued interest	5,180	1,470
Promissory note payable	-	83,085
Total Current Liabilities	10,775	90,514

Convertible note payable, net of debt discount	129,145	-

Total Liabilities	139,920	90,514

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 6,731,667 shares issued and outstanding	673	673
Additional paid-in capital	340,897	340,897
Accumulated deficit	(481,490)	(432,084)
Total Stockholders’ Deficit	(139,920)	(90,514)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative expenses	$9,369	$9,755	$45,695	$32,744
Total Operating Expenses	9,369	9,755	45,695	32,744
Loss from operations	(9,369)	(9,755)	(45,695)	(32,744)

OTHER EXPENSE
Interest expense	(2,280)	(397)	(3,711)	(939)
Other expense	2,280	(397)	3,711	(939)

Loss before income taxes	11,649	(10,152)	(49,406)	(33,683)
Provision for income taxes	-	-	-	-
NET LOSS	$11,649	$(10,152)	$(49,406)	$(33,683)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,731,667	6,731,667	6,731,667	6,731,667

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

(Unaudited)

Nine Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	6,731,667	$673	$340,897	$(432,084)	$(90,514)

Net loss	-	-	-	(26,615)	(26,615)
Balance - March 31, 2023	6,731,667	$673	$340,897	$(458,699)	$(117,129)

Net loss	-	-	-	(11,142)	(11,142)
Balance - June 30, 2023	6,731,667	$673	$340,897	$(469,841)	$(128,271)

Net income	-	-	-	11,649	11,649
Balance - September 30, 2023	6,731,667	$673	$340,897	$(481,490)	$(139,920)

Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)

Net loss	-	-	-	(14,559)	(14,559)
Balance - March 31, 2022	6,731,667	$673	$340,897	$(391,191)	$(49,621)

Net loss	-	-	-	(8,972)	(8,972)
Balance - June 30, 2022	6,731,667	$673	$340,897	$(400,163)	$(58,593)

Net loss	-	-	-	(10,152)	(10,152)
Balance - September 30, 2022	6,731,667	$673	$340,897	$(410,315)	$(68,745)

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,406)	$(33,683)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	45,696	32,744
Accrued interest	3,710	939
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Replacement of promissory notes by convertible notes	$119,526	$-
Operating expenses paid by unaffiliated parties	$46,060	$32,744

The accompanying notes are an integral part of these unaudited condensed financial statements

MS YOUNG ADVENTURE ENTERPRISE, INC.

Notes to the Unaudited Condensed Financial Statements

September 30, 2023

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2023.

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

CONVERTIBLE FINANCIAL INSTRUMENTS

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable US GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable US GAAP.

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. On July 3, 2023, the Company chose to adopt ASU 2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the nine months ended September 30, 2023 and 2022, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	September 30,	September 30,
	2023	2022
	(Shares)	(Shares)
Convertible Notes	2,582,900	-

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $481,490 through the nine months ended September 30, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – PROMISSORY NOTE PAYABLE

		September 30,	December 31,
	Expiry Date	2023	2022
Promissory Note - October 2021	12/31/2023	$8,085	$8,085
Promissory Notes - December 2021	12/31/2023	21,321	21,321
Promissory Note - March 2022	12/31/2023	14,344	14,344
Promissory Note - June 2022	12/31/2023	8,645	8,645
Promissory Note - September 2022	12/31/2023	9,755	9,755
Promissory Note - December 2022	12/31/2023	20,935	20,935
Promissory Note - March 2023	12/31/2023	26,115	-
Promissory Note - June 2023	12/31/2023	10,326	-
		119,526	83,085
Less: replaced by convertible notes		(119,526)	-
Current portion		$-	$83,085

During the nine months ended September 30, 2023 and 2022, the Company issued promissory notes of $36,441 and $32,744 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the nine months ended September 30, 2023 and 2022, the interest expense of $1,510 and $939 was incurred, respectively.

On July 9, 2023, the promissory notes with aggregate principal amount of $119,526 were replaced by convertible promissory notes. (Note 4)

NOTE 4 – CONVERTIBLE NOTE PAYABLE

		September 30,	December 31,
	Expiry Date	2023	2022
Convertible Notes - July 2023	12/31/2027	$119,526	$-
Convertible Notes - September 2023	12/31/2027	9,619	-
		129,145	-
Less: Non-current portion		(129,145)	-
Current portion		$-	$-

On July 9, 2023, the Company replaced the promissory notes held by a non-affiliate with convertible notes at aggregate principal amount of $119,526. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

On September 30, 2023, the Company issued a convertible note of $9,619 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the nine months ended September 30, 2023, the interest expense was $2,201.

As of September 30, 2023, the convertible notes payable was $129,145 and accrued interest payable was $5,180.

NOTE 5 - EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

As of September 30, 2023 and December 31, 2022, there were no preferred stock issued and outstanding.

As of September 30, 2023 and December 31, 2022, there were 6,731,667 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine ended September 30, 2023 and 2022.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended
	September 30,		Changes
	2023	2022	Amount	%
Operating Expenses	$(9,369)	$(9,755)	$386	(4%)
Other Expense	2,280	(397)	1,883	(474%)
Net Loss	$11,649	$(10,152)	$1,497	(15%)

The Company incurred net loss of $11,649 during the three months ended September 30, 2023 as compared to net loss of $10,152 during the three months ended September 30, 2022. The increase in net loss was due to the increase in note interest expense.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended
	September 30,		Changes
	2023	2022	Amount	%

Operating Expenses	$(45,695)	$(32,744)	$(12,951)	40%
Other Expense	3,711	(939)	2,772	(295%)
Net Loss	$(49,406)	$(33,683)	$15,723	(47%)

The Company incurred net loss of $49,406 during the nine months ended September 30, 2023 as compared to $33,683 during the nine months ended September 30, 2022. The increase in net loss was due to the increase in operating expenses and note interest expense.

Operating expenses increased from $32,744 during the nine months ended September 30, 2022 to $45,695 during the nine months ended September 30, 2023 due to the increase in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	September 30,	December 31,	Changes
	2023	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$10,775	$90,514	$(79,739)	(88%)
Working Capital Deficiency	$(10,775)	$(90,514)	$79,739	(88%)

As at September 30, 2023 and December 31, 2022, our Company had no cash and assets.

Our current liabilities decreased from $90,514 as of December 31, 2022 to $10,775 as of September 30, 2023 mainly due to the decrease of promissory note payable which was replaced by non-current liability of convertible note payable during the nine months ended September 30, 2023.

As at September 30, 2023, our Company had a working capital deficiency of $10,775 compared with a working capital deficiency of $90,514 as at December 31, 2022. The decrease in working capital deficit was primarily due to a decrease in promissory note payable.

Cash Flows

Nine Months Ended
	September 30,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended September 30, 2023 and 2022, net cash used in operating activities was $0.

Cash flows used in operating activities during the nine months ended September 30, 2023, comprised of a net loss of $49,406, reduced by net changes in operating liabilities of $49,406.

Cash flows used in operating activities during the nine months ended September 30, 2022, comprised of a net loss of $33,683 offset by net changes in operating liabilities of $33,683.

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

MS Young Adventure Enterprise, Inc.
(Registrant)

Dated: October 19, 2023	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

