Form 10-K
period 2023-12-31
GREENLIT VENTURES INC.
filed 2024-03-08
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-55738

GREENLIT VENTURES INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

9169 W State St #3147 Garden City, ID	83714
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (208) 639-9860

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.0001	MSYND	n/a

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2023, was $165,055 based on a $6.8707 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

229,579 shares of common stock as of February 26, 2024

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Greenlit Ventures Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS

Background

Corporate History and General Information

Greenlit Ventures Inc. (formerly “MS Young Adventure Enterprise, Inc”, “AllyMe Holding Inc,” and “Rain Sound Acquisition Corporation”) (the “Company” or “Greenlit”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services.

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

On August 6, 2019, the Company changed the Company’s name to MS Young Adventure Enterprise, Inc.

On February 1, 2024, the Company changed the Company’s name to Greenlit Ventures Inc. and the Company trading symbol changed to “MSYND”.

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

On November 2, 2021, Greenlit reported that it has entered the encryption industry with the beta launch of Forceshield Mail, a fully-featured secure e-mail service. ForceShield Mail (www.forceshieldmail.com) employs modern end-to-end encryption methods to ensure the privacy of users’ electronic communications, with an emphasis on accessibility and ease of use. The Company hopes to fill the growing demand for services that address the increasing need for Digital Privacy by developing and providing a suite of robust, easy-to-use solutions that will safeguard consumers’ private information.

On November 22, 2021, Greenlit also announced the beta launch of ForceShield VPN, a state-of-the-art encrypted VPN service that seeks to achieve synergy with the Company’s prior product, ForceShield Mail, to provide users with robust protection against privacy intrusions and other cyber-related crimes.

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

Competition

Greenlit Ventures Inc. is a marketing and management consulting company that provides advisory services to companies located in Asia for the purpose of facilitating the competitiveness of those companies in the international market. Greenlit offers a wide assortment of advisory services, ranging business planning consulting services, mergers and acquisitions advising, and marketing services. Greenlit intends to play a pivotal role in standardizing and improving the marketing and operations of a diverse portfolio firms as a means to enable such firms to comply with the prevailing norms of the international market and gain market acceptance.

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

Employees

As of February 26, 2024, the Company has one employee, Fu Yong Nan, our Chief Executive Officer and Chief Financial Officer.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2023, the Company did not own or lease any properties.

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

Holders

As of February 26, 2024, we have issued an aggregate of 229,579 shares of our common stock to three (3) record holders.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $495,673 as of December 31, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from our encryption services. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2023 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations

Year Ended December 31, 2023 compared to December 31, 2022

The following table summarizes the results of our operations during the fiscal years ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

	Year Ended
	December 31,		Changes
	2023	2022	Amount	%

Operating Expenses	$(57,272)	$(54,044)	$(3,228)	6%
Other Income (Expense)	(6,317)	(1,408)	(4,909)	349%
Net Loss	$(63,589)	$(55,452)	$(8,137)	15%

The Company incurred net loss of $63,589 during the year ended December 31, 2023 as compared to $55,452 during the year ended December 31, 2022. The decrease in net loss was due to the decrease in operating expense.

We recognized no revenues for the years ended December 31, 2023 and 2022.

Operating expenses increased from $54,044 during the year ended December 31, 2022 to $57,272 during the year ended December 31, 2023 due to the increase in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,	Changes
	2023	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$13,631	$90,514	$(76,883)	(85%)
Working Capital Deficiency	$(13,631)	$(90,514)	$76,883	(85%)

As at December 31, 2023 and 2022, our Company had no cash and assets.

Our current liabilities decreased from $90,514 as of December 31, 2022 to $13,631 as of December 31, 2023 mainly due to the decrease in promissory note payable for payment made to vendors for operation expenses on behalf of the Company. During the year ended December 31, 2023, the Company replaced the promissory notes (current liabilities) held by a non-affiliate with convertible notes (non-current liabilities) at aggregate principal amount of $119,526.

As at December 31, 2023, our Company had a working capital deficiency of $13,631 compared with a working capital deficiency of $90,514 as at December 31, 2022. The decreasein working capital deficit was primarily due to a decrease in promissory note payable.

Cash Flows

Year Ended
	December 31,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2023, net cash used in operating activities was $0 compared to $0 used during the year ended December 31, 2022.

Cash flows used in operating activities during the year ended December 31, 2023, comprised of a net loss of $63,589, which was reduced by an increase in accounts payable and accrued liabilities of $57,273 and an increase in accrued interest of $6,316.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLIT VENTURES INC.

(Formerly MS YOUNG ADVENTURE ENTERPRISE, INC.)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Greenlit Ventures, Inc. (Formerly MS Young Adventure Enterprise, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenlit Ventures, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 4, 2024

GREENLIT VENTURES INC.

(Formerly MS YOUNG ADVENTURE ENTERPRISE, INC.)

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,845	$5,959
Accrued interest	7,786	1,470
Promissory note payable	-	83,085
Total Current Liabilities	16,758	90,514

Convertible note payable, net of debt discount	140,472	-

Total Liabilities	154,103	90,514

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 6,731,667 shares issued and outstanding	673	673
Additional paid-in capital	340,897	340,897
Accumulated deficit	(495,673)	(432,084)
Total Stockholders’ Deficit	(154,103)	(90,514)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

(Formerly MS YOUNG ADVENTURE ENTERPRISE, INC.)

Statements of Operations

	Year Ended
	December 31,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$57,272	$43,044
Software development	-	11,000
Total Operating Expenses	57,272	54,044
Loss from operations	(57,272)	(54,044)

OTHER EXPENSE
Interest expense	(6,317)	(1,408)
Other expense	(6,317)	(1,408)

Loss before income taxes	(63,589)	(55,452)
Provision for income taxes	-	-
NET LOSS	$(63,589)	$(55,452)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,731,667	6,731,667

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

(Formerly MS YOUNG ADVENTURE ENTERPRISE, INC.)

Statements of Stockholders’ Deficit

For the Year Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	6,731,667	$673	$340,897	$(376,632)	$(35,062)

Net loss	-	-	-	(55,452)	(55,452)
Balance - December 31, 2022	6,731,667	$673	$340,897	$(432,084)	$(90,514)

Net loss	-	-	-	(63,589)	(63,589)
Balance - December 31, 2023	6,731,667	$673	$340,897	$(495,673)	$(154,103)

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

(Formerly MS YOUNG ADVENTURE ENTERPRISE, INC.)

Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,589)	$(55,452)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	57,273	54,043
Accrued interest	6,316	1,409
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Replacement of promissory notes by convertible notes	$119,526	$-
Operating expenses paid by unaffiliated parties	$57,387	$53,679

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

(Formerly MS YOUNG ADVENTURE ENTERPRISE, INC.)

Notes to the Audited Financial Statements

December 31, 2023

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Greenlit Ventures Inc. (formerly “MS Young Adventure Enterprise, Inc”, “AllyMe Holding Inc,” and “Rain Sound Acquisition Corporation”) (the “Company” or “Greenlit”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services.

On November 13, 2017, the Company changed of the Company’s name to AllyMe Holding Inc.

On August 6, 2019, the Company changed the Company’s name to MS Young Adventure Enterprise, Inc.

On February 1, 2024, the Company changed the Company’s name to Greenlit Ventures Inc. and the Company trading symbol changed to “MSYND”.

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

On November 2, 2021, Greenlit reported that it has entered the encryption industry with the beta launch of Forceshield Mail, a fully-featured secure e-mail service. ForceShield Mail (www.forceshieldmail.com) employs modern end-to-end encryption methods to ensure the privacy of users’ electronic communications, with an emphasis on accessibility and ease of use. The Company hopes to fill the growing demand for services that address the increasing need for Digital Privacy by developing and providing a suite of robust, easy-to-use solutions that will safeguard consumers’ private information.

On November 22, 2021, Greenlit also announced the beta launch of ForceShield VPN, a state-of-the-art encrypted VPN service that seeks to achieve synergy with the Company’s prior product, ForceShield Mail, to provide users with robust protection against privacy intrusions and other cyber-related crimes.

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

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2023 and December 31, 2022, there were no unrecognized tax benefits.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the year ended December 31, 2023 and 2022, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2023	2022
	(Shares)	(Shares)
Convertible Notes	2,809,440	-

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $495,673 through the year ended December 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2023 and 2022, the Company issued promissory notes of $36,441 and $53,679 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the year ended December 31, 2023 and 2022, the interest expense of $2,980 and $1,408 was incurred, respectively.

On July 9, 2023, the promissory notes with aggregate principal amount of $119,526 were replaced by convertible promissory notes. (Note 4)

NOTE 4 – CONVERTIBLE NOTE PAYABLE

		December 31,	December 31,
	Expiry Date	2023	2022
Convertible Note - July 2023	12/31/2027	$119,526	$-
Convertible Note - September 2023	12/31/2027	9,619	-
Convertible Note - December 2023	12/31/2027	11,327	-
		140,472	-
Less: Non-current portion		(140,472)	-
Current portion		$-	$-

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

On December 31, 2023, the Company issued a convertible note of $11,327 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the year ended December 31, 2023 and 2022, the interest expense was $4,807 and $0, respectively.

As of December 31, 2023, the convertible notes payable was $140,472 and accrued interest payable was $7,786.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023 and 2022, are as follows:

	December 31,	December 31,
	2023	2022
Net operating loss carryforward	$(495,673)	$(432,084)
Statutory tax rate	21%	21%
Deferred tax asset	(104,091)	(90,738)
Less: Valuation allowance	104,091	90,738
Net deferred asset	$-	$-

As of December 31, 2023 the Company had approximately $496,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017 can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2023 are subject to review by the tax authorities.

NOTE 6 - EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

As of December 31, 2023 and December 31, 2022, there were no preferred stock issued and outstanding.

As of December 31, 2023 and December 31, 2022, there were 6,731,667 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

Effective February 1, 2024, FINRA has approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to thirty (30) old shares for one (1) new share of common stock. Our authorized common stock remains at One Hundred Million (100,000,000) shares.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2023 all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 26, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Pearl Digital International Limited	205,556	89.54%
717 Fulin Hotel, 1805 Heping Road, Luohu,
Shenzhen, China 518000

Officers and directors as a group (one person)	205,556	89.54%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 26, 2024. As of February 26, 2024, there were 229,579 shares of our Company’s common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As of December 31, 2023, Fu Yong Nan was the sole director of the Company. Mr. Fu Yong Nan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$38,500	$23,140
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$38,500	$23,140

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

Greenlit Ventures Inc.
(Registrant)

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	March 8, 2024

