Form 10-Q
period 2024-03-31
GREENLIT VENTURES INC.
filed 2024-05-01
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55738

Greenlit Ventures Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9169 W State St #3147 Garden City, ID	83714
(Address of principal executive offices)	(Zip Code)

208-639-9860

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	GLVT	None

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

4,082,479 common shares issued and outstanding as of April 26, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLIT VENTURES INC.

Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,595	$5,845
Accrued interest	10,649	7,786
Total Current Liabilities	16,244	13,631

Convertible note payable, net of debt discount	138,867	140,472

Total Liabilities	155,111	154,103

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized,
none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized,
4,082,479 shares and 229,579 shares issued and outstanding, respectively	408	23
Additional paid-in capital	533,807	341,547
Accumulated deficit	(689,326)	(495,673)
Total Stockholders’ Deficit	(155,111)	(154,103)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Statements of Operations

	Three Months Ended
	March 31,
	2024	2023

OPERATING EXPENSES
Professional fees	$15,790	$26,000
Professional fees - related party	175,000	-
Total Operating Expenses	190,790	26,000

OTHER EXPENSE
Interest expense	(2,863)	(615)
	(2,863)	(615)

NET LOSS	$(193,653)	$(26,615)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,731,667	6,731,667

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2023	229,579	$23	$341,547	$(495,673)	$(154,103)

Stock based compensation - related party	3,500,000	350	174,650	-	175,000
Issuance of common stock for note conversion	352,900	35	17,610	-	17,645
Net loss	-	-	-	(193,653)	(193,653)
Balance - March 31, 2024	4,082,479	$408	$533,807	$(689,326)	$(155,111)

* retrospectively restated reverse stock split 1:30

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2022	229,579	$23	$341,547	$(432,084)	$(90,514)

Net loss	-	-	-	(26,615)	(26,615)
Balance - March 31, 2023	229,579	$23	$341,547	$(458,699)	$(117,129)

* retrospectively restated reverse stock split 1:30

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Statements of Cash Flows

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,653)	$(26,615)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation - related party	175,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,790	26,001
Accrued interest	2,863	614
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated parties	$16,040	$26,115
Conversion of convertible notes for common stock	$17,645	$-

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Notes to the Unaudited Financial Statements

March 31, 2024

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Greenlit Ventures Inc. (formerly “Ms Young Adventure Enterprise, Inc.”, “AllyMe Holding Inc,” and formerly “Rain Sound Acquisition Corporation”) (the “Company” or “Greenlit”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services.

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

Effective February 1, 2024, the Company’s name changed to Greenlit Ventures Inc. and the Company trading symbol changed to “GLVT”.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 4, 2024.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

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

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the three months ended March 31, 2024 and 2023, the Company recorded $175,000 and $0 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the three months ended March 31, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	2,777,340	2,809,440

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $689,326 through the three months ended March 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – PROMISSORY NOTE PAYABLE

		March 31,	December 31,
	Expiry Date	2024	2023
Promissory Note - October 2021	12/31/2023	$8,085	$8,085
Promissory Notes - December 2021	12/31/2023	21,321	21,321
Promissory Note - March 2022	12/31/2023	14,344	14,344
Promissory Note - June 2022	12/31/2023	8,645	8,645
Promissory Note - September 2022	12/31/2023	9,755	9,755
Promissory Note - December 2022	12/31/2023	20,935	20,935
Promissory Note - March 2023	12/31/2023	26,115	26,115
Promissory Note - June 2023	12/31/2023	10,326	10,326
		119,526	119,526
Less: replaced by convertible notes		(119,526)	(119,526)
Current portion		$-	$-

During the three months ended March 31, 2024 and 2023, the Company issued promissory notes of $0 and $26,115 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the three months ended March 31, 2024 and 2023, the interest expense of $0 and $615 was incurred, respectively.

On July 9, 2023, the promissory notes with aggregate principal amount of $119,526 were replaced by convertible promissory notes. (Note 4)

NOTE 4 – CONVERTIBLE NOTE PAYABLE

		March 31,	December 31,
	Expiry Date	2024	2023
Convertible Note - July 2023	12/31/2027	$101,881	$119,526
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 2024	12/31/2027	16,040	-
		138,867	140,472
Less: Non-current portion		(138,867)	(140,472)
Current portion		$-	$-

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

On March 31, 2024, the Company issued a convertible note of $16,040 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the three months ended March 31, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the three months ended March 31, 2024 and 2023, the interest expense was $2,863 and $0, respectively.

As of March 31, 2024 and December 31, 2023, the convertible notes payable was $138,867 and $140,472 and accrued interest payable was $10,649 and $7,786, respectively.

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

Effective February 1, 2024, FINRA has approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to thirty (30) old shares for one (1) new share of common stock.

During the three months ended March 31, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the three months ended March 31, 2024, 3,500,000 shares of common stock was issued to the Director of the Company for services from March 10, 2024 through March 10, 2024 valued at $175,000.

 As of March 31, 2024 and December 31, 2023, there were no preferred stock issued and outstanding.

As of March 31, 2024 and December 31, 2023, there were 4,082,479 shares and 229,579 shares (pre-reverse stock split: 6,731,667 shares) of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means Greenlit Ventures Inc., unless otherwise indicated.

General Overview

Greenlit Ventures Inc. (formerly “Ms Young Adventure Enterprise, Inc.”, “AllyMe Holding Inc,” and formerly “Rain Sound Acquisition Corporation”) (the “Company” or “Greenlit”) was incorporated on December 7, 2016 under the laws of the state of Delaware. The Company engages in consulting services.

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

Effective February 1, 2024, the Company’s name changed to Greenlit Ventures Inc. and the Company trading symbol changed to “GLVT”.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three ended March 31, 2024 and 2023.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended
	March 31,		Changes
	2024	2023	Amount	%

Operating Expenses	$(190,790)	$(26,000)	$(164,790)	634%
Other Expense	(2,863)	(615)	(2,248)	366%
Net Loss	$(193,653)	$(26,615)	$(167,038)	628%

The Company incurred net loss of $193,653 during the three months ended March 31, 2024 as compared to net loss of $26,615 during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company incurred stock based compensation of $175,000 from issuance of 3,500,000 shares of common stock to the Director of the Company for services from March 10, 2024 through March 10, 2024.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	December 31,	Changes
	2024	2023	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$16,244	$13,631	$2,613	19%
Working Capital Deficiency	$(16,244)	$(13,631)	$(2,613)	19%

As at March 31, 2024 and December 31, 2023, our Company had no cash and assets.

Our current liabilities increased from $13,631 as of December 31, 2023 to $16,244 as of March 31, 2024 mainly due to the increase in accrued interest.

As at March 31, 2024, our Company had a working capital deficiency of $16,244 compared with a working capital deficiency of $13,631 as at December 31, 2023. The increase in working capital deficit was mainly due to the increase in accrued interest.

Cash Flows

Three Months Ended
	March 31,		Changes
	2024	2023	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2024 and 2023, net cash used in operating activities was $0.

Cash flows used in operating activities during the three months ended March 31, 2024, comprised of a net loss of $193,653, reduced by stock based compensation of $175,000 and net changes in operating liabilities of $18,653.

Cash flows used in operating activities during the three months ended March 31, 2023, comprised of a net loss of $26,615 offset by net changes in operating liabilities of $26,615.

Cash Flow from Investing Activities

The Company do not have any investing activities during the three months ended March 31, 2024 and 2023.

Cash Flow from Financing Activities

The Company do not have any financing activities during the three months ended March 31, 2024 and 2023.

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

Greenlit Ventures Inc.
(Registrant)

Dated: May 1, 2024	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

