Form 10-Q
period 2024-06-30
GREENLIT VENTURES INC.
filed 2024-07-30
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

4,082,479 common shares issued and outstanding as of July 23, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLIT VENTURES INC.

Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,594	$5,845
Accrued interest	13,458	7,786
Total Current Liabilities	19,052	13,631

Convertible note payable, net of debt discount	154,170	140,472

Total Liabilities	173,222	154,103

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 4,082,479 shares and 229,579 shares issued and outstanding, respectively	408	23
Additional paid-in capital	533,807	341,547
Accumulated deficit	(707,437)	(495,673)
Total Stockholders’ Deficit	(173,222)	(154,103)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

OPERATING EXPENSES
Professional fees	$15,303	$10,326	$31,093	$36,326
Professional fees - related party	-	-	175,000	-
Total Operating Expenses	15,303	10,326	206,093	36,326

OTHER EXPENSE
Interest expense	(2,808)	(816)	(5,671)	(1,431)
	(2,808)	(816)	(5,671)	(1,431)

NET LOSS	$(18,111)	$(11,142)	$(211,764)	$(37,757)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.08)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,082,479	6,731,667	2,505,150	6,731,667

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2023	229,579	$23	$341,547	$(495,673)	$(154,103)

Stock based compensation - related party	3,500,000	350	174,650	-	175,000
Issuance of common stock for note conversion	352,900	35	17,610	-	17,645
Net loss	-	-	-	(193,653)	(193,653)
Balance - March 31, 2024	4,082,479	$408	$533,807	$(689,326)	$(155,111)

Net loss	-	-	-	(18,111)	(18,111)
Balance - June 30, 2024	4,082,479	$408	$533,807	$(707,437)	$(173,222)

* retrospectively restated reverse stock split 1:30

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2022	229,579	$23	$341,547	$(432,084)	$(90,514)

Net loss	-	-	-	(26,615)	(26,615)
Balance - March 31, 2023	229,579	$23	$341,547	$(458,699)	$(117,129)

Net loss	-	-	-	(11,142)	(11,142)
Balance - June 30, 2023	229,579	$23	$341,547	$(469,841)	$(128,271)

* retrospectively restated reverse stock split 1:30

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(211,764)	$(37,757)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation - related party	175,000	-
Changes in operating assets liabilities:
Accounts payable and accrued liabilities	31,092	36,326
Accrued interest	5,672	1,431
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated parties	$31,343	$36,441
Conversion of convertible notes for common stock	$17,645	$-

The accompanying notes are an integral part of these unaudited financial statements

GREENLIT VENTURES INC.

Notes to the Unaudited Financial Statements

June 30, 2024

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 4, 2024.

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

During the six months ended June 30, 2024 and 2023, the Company recorded $175,000 and $0 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the six months ended June 30, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	3,083,400	-

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $707,437 through the six months ended June 30, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the six months ended June 30, 2024 and 2023, the Company issued promissory notes of $0 and $36,441 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the six months ended June 30, 2024 and 2023, the interest expense of $0 and $1,431 was incurred, respectively.

On July 9, 2023, the promissory notes with aggregate principal amount of $119,526 were replaced by convertible promissory notes. (Note 4)

 NOTE 4 – CONVERTIBLE NOTE PAYABLE

		June 30,	December 31,
	Expiry Date	2024	2023
Convertible Note - July 2023	12/31/2027	$101,881	$119,526
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 31, 2024	12/31/2027	16,040	-
Convertible Note - June 30, 2024	12/31/2027	15,303	-
		154,170	140,472
Less: Non-current portion		(154,170)	(140,472)
Current portion		$-	$-

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

On June 30, 2024, the Company issued a convertible note of $15,303 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the six months ended June 30, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the six months ended June 30, 2024 and 2023, the interest expense was $5,671 and $0, respectively.

As of June 30, 2024 and December 31, 2023, the convertible notes payable was $154,170 and $140,472 and accrued interest payable was $13,458 and $7,786, respectively.

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

Effective February 1, 2024, FINRA has approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to thirty (30) old shares for one (1) new share of common stock.

During the six months ended June 30, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the six months ended June 30, 2024, 3,500,000 shares of common stock was issued to the Director of the Company for services from March 10, 2024 through March 10, 2024 valued at $175,000.

As of June 30, 2024 and December 31, 2023, there were no preferred stock issued and outstanding.

As of June 30, 2024 and December 31, 2023, there were 4,082,479 shares and 229,579 shares (pre-reverse stock split: 6,731,667 shares) of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the six ended June 30, 2024 and 2023.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended
	June 30,		Changes
	2024	2023	Amount	%

Operating Expenses	$(15,303)	$(10,326)	$(4,977)	48%
Other Expense	(2,808)	(816)	(1,992)	244%
Net Loss	$(18,111)	$(11,142)	$(6,969)	63%

The Company incurred net loss of $18,111 during the three months ended June 30, 2024 as compared to net loss of $11,142 during the three months ended June 30, 2023. The increase in net loss was due to an increase in professional fees and note interest expense.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended
	June 30,		Changes
	2024	2023	Amount	%

Operating Expenses	$(206,093)	$(36,326)	$(169,767)	467%
Other Expense	(5,671)	(1,431)	(4,240)	296%
Net Loss	$(211,764)	$(37,757)	$(174,007)	461%

The Company incurred net loss of $211,764 during the six months ended June 30, 2024 as compared to net loss of $37,757 during the six months ended June 30, 2023. The increase in net loss was due to an increase in professional fees including stock based compensation of $175,000 and an increase in note interest. During the six months ended June 30, 2024, the Company incurred stock based compensation of $175,000 from issuance of 3,500,000 shares of common stock to the Director of the Company for services from March 10, 2024 through March 10, 2024.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	December 31,	Changes
	2024	2023	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$19,052	$13,631	$5,421	40%
Working Capital Deficiency	$(19,052)	$(13,631)	$(5,421)	40%

As at June 30, 2024 and December 31, 2023, our Company had no cash and assets.

Our current liabilities increased from $13,631 as of December 31, 2023 to $19,052 as of June 30, 2024 mainly due to the increase in accrued interest.

As at June 30, 2024, our Company had a working capital deficiency of $19,052 compared with a working capital deficiency of $13,631 as at December 31, 2023. The increase in working capital deficit was mainly due to the increase in accrued interest.

Cash Flows

Six Months Ended
	June 30,		Changes
	2024	2023	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2024 and 2023, net cash used in operating activities was $0.

Cash flows used in operating activities during the six months ended June 30, 2024, comprised of a net loss of $211,764, reduced by stock based compensation of $175,000 and net changes in operating liabilities of $36,764.

Cash flows used in operating activities during the six months ended June 30, 2023, comprised of a net loss of $37,757, offset by net changes in operating liabilities of $37,757.

Cash Flow from Investing Activities

The Company do not have any investing activities during the six months ended June 30, 2024 and 2023.

Cash Flow from Financing Activities

The Company do not have any financing activities during the six months ended June, 2024 and 2023.

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

Greenlit Ventures Inc.
(Registrant)

Dated: July 30, 2024	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

