Form 10-K
period 2024-12-31
GREENLIT VENTURES INC.
filed 2025-03-27
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2024, was $376,923 based on a $1.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,082,479 shares of common stock as of March 26, 2025

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

Employees

As of March 26, 2025, the Company has one employee, Fu Yong Nan, our Chief Executive Officer and Chief Financial Officer.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2024, the Company did not own or lease any properties.

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

Holders

As of March 26, 2025, we have issued an aggregate of 4,082,479 shares of our common stock to three (4) record holders.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $723,160 as of December 31, 2024. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from our encryption services. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Results of Operations

Year Ended December 31, 2024 compared to December 31, 2023

The following table summarizes the results of our operations during the fiscal years ended December 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

	Year Ended
	December 31,		Changes
	2024	2023	Amount	%

Operating Expenses	$(215,441)	$(57,272)	$(158,169)	276%
Other Expense	(12,046)	(6,317)	(5,729)	91%
Net Loss	$(227,487)	$(63,589)	$(163,898)	258%

The Company incurred net loss of $227,487 during the year ended December 31, 2024 as compared to $63,589 during the year ended December 31, 2023.  The increase in net loss was due to an increase in professional fees including stock-based compensation of $175,000 and an increase in note interest. During the year ended December 31, 2024, the Company incurred stock-based compensation of $175,000 from issuance of 3,500,000 shares of common stock to the Director of the Company for services from March 10, 2024 through March 10, 2024.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,	Changes
	2024	2023	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$25,625	$13,631	$11,994	88%
Working Capital Deficiency	$(25,625)	$(13,631)	$(11,994)	88%

As at December 31, 2024 and 2023, our Company had no cash and assets.

Our current liabilities increased from $13,631 as of December 31, 2023 to $25,625 as of December 31, 2024 mainly due to the increase in promissory note payable for payment made to vendors for operation expenses on behalf of the Company.

As at December 31, 2024, our Company had a working capital deficiency of $25,625 compared with a working capital deficiency of $13,631 as at December 31, 2023. The increase in working capital deficit was primarily due to a decrease in promissory note payable.

Cash Flows

Year Ended
	December 31,		Changes
	2024	2023	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2024, net cash used in operating activities was $0 compared to $0 used during the year ended December 31, 2023.

Cash flows used in operating activities during the year ended December 31, 2024, comprised of a net loss of $227,487, which was reduced by stock-based compensation of $175,000 and net changes in operating liabilities of $52,487.

Cash flows used in operating activities during the year ended December 31, 2023, comprised of a net loss of $63,589, which was reduced by net changes in operating liabilities of $63,589.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLIT VENTURES INC.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Greenlit Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenlit Ventures, Inc. as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(227,487) and an accumulated deficit of $(723,160). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Related Party Transactions:

As described in Note 1 to the financial statements, the Company issued 3,500,000 shares to the CEO at $0.05 per shares as stock-based compensation for the consulting services rendered for the company. We determined this transaction as a critical audit matter because the amount is significant to the current year audit, and management exercised significant amount of judgement in determining the appropriate number of shares for the services rendered and the market price of shares.

The procedures performed to address the matter included.

(i)	We reviewed the CEO Consulting agreement
(ii)	We reviewed the board resolution approving the issuance of shares
(iii)	We confirmed the shares issued to the confirmation response from transfer agent
(iv)	We challenged management judgement and assumption used in determining the appropriate number of shares
(v)	We evaluated the completeness and accuracy of disclosures in the financial statements.

 /S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

March 26, 2025

GREENLIT VENTURES INC.

Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,793	$5,845
Accrued interest	19,832	7,786
Total Current Liabilities	25,625	13,631

Convertible note payable, net of debt discount	163,320	140,472

Total Liabilities	188,945	154,103

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 4,082,479 shares and 229,579 shares issued and outstanding, respectively	408	23
Additional paid-in capital	533,807	341,547
Accumulated deficit	(723,160)	(495,673)
Total Stockholders’ Deficit	(188,945)	(154,103)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Statements of Operations

	Year Ended
	December 31,
	2024	2023

OPERATING EXPENSES
Professional fees	$40,441	$57,272
Professional fees - related party	175,000	-
Total Operating Expenses	215,441	57,272

OTHER EXPENSE
Interest expense	(12,046)	(6,317)
	(12,046)	(6,317)

NET LOSS	$(227,487)	$(63,589)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.07)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,300,297	6,731,667

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Statements of Stockholders’ Deficit

For the Year Ended December 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2022	229,579	$23	$341,547	$(432,084)	$(90,514)

Net loss	-	-	-	(63,589)	(63,589)
*Balance - December 31, 2023	229,579	$23	$341,547	$(495,673)	$(154,103)

Stock based compensation - related party	3,500,000	350	174,650	-	175,000
Issuance of common stock for note conversion	352,900	35	17,610	-	17,645
Net loss	-	-	-	(227,487)	(227,487)
Balance - December 31, 2024	4,082,479	$408	$533,807	$(723,160)	$(188,945)

* retrospectively restated reverse stock split 1:30

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,487)	$(63,589)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation - related party	175,000	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	40,441	57,273
Accrued interest	12,046	6,316
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Replacement of promissory notes by convertible notes	$-	$119,526
Operating expenses paid by unaffiliated parties	$40,493	$57,387
Conversion of convertible notes for common stock	$17,645	$-

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Notes to the Audited Financial Statements

December 31, 2024

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

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and are presented in US dollars. The Company’s year-end is December 31.

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

During the year ended December 31, 2024 and 2023, the Company recorded $175,000 and $0 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2024 and December 31, 2023, there were no unrecognized tax benefits.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the year ended December 31, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	3,152,920	2,809,440

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $723,160 through the year ended December 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2024 and 2023, the Company issued promissory notes of $0 and $53,679 to an unaffiliated party for payment for operation expenses on behalf of the Company, respectively. The notes bear an interest of 3% per annum and mature on December 31, 2023.

During the year ended December 31, 2024 and 2023, the interest expense of $0 and $2,980 was incurred, respectively.

On July 9, 2023, the promissory notes with aggregate principal amount of $119,526 were replaced by convertible promissory notes. (Note 4)

 NOTE 4 – CONVERTIBLE NOTE PAYABLE

		December 31,	December 31,
	Expiry Date	2024	2023
Convertible Note - July 2023	12/31/2027	$101,881	$119,526
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 31, 2024	12/31/2027	16,040	-
Convertible Note - June 30, 2024	12/31/2027	15,303	-
Convertible Note - September 30, 2024	12/31/2027	3,476	-
Convertible Note - December 31, 2024	12/31/2027	5,674	-
		163,320	140,472
Less: Non-current portion		(163,320)	(140,472)
Current portion		$-	$-

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

On December 31, 2024, the Company issued a convertible note of $5,674 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the year ended December 31, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the year ended December 31, 2024 and 2023, the interest expense was $12,046 and $4,807, respectively.

As of December 31, 2024 and December 31, 2023, the convertible notes payable was $163,320 and $140,472 and accrued interest payable was $19,832 and $7,786, respectively.

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

Effective February 1, 2024, FINRA has approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to thirty (30) old shares for one (1) new share of common stock.

During the year ended December 31, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the year ended December 31, 2024, 3,500,000 shares of common stock was issued to the Director of the Company for services from March 10, 2024 through March 10, 2024 valued at $175,000.

As of December 31, 2024 and December 31, 2023, there were no preferred stock issued and outstanding.

As of December 31, 2024 and December 31, 2023, there were 4,082,479 shares and 229,579 shares (pre-reverse stock split: 6,731,667 shares) of common stock issued and outstanding.

NOTE 6 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024 and 2023, are as follows:

	December 31,	December 31,
	2024	2023
Net operating loss carryforward	$(548,160)	$(495,673)
Statutory tax rate	21%	21%
Deferred tax asset	(115,114)	(104,091)
Less: Valuation allowance	115,114	104,091
Net deferred asset	$-	$-

As of December 31, 2024, the Company had approximately $548,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017 can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2024 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as Greenlit Ventures Inc.’s (the “Company”) independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings, provide consents with respect to audit reports, or review quarterly financial statements filed with the Commission.

Borgers’ report on the financial statements of the Company for the fiscal year ended December 31, 2023 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles except that Borgers’ reports on the financial statements of the Company for the fiscal year ended December 31, 2023 contained the following paragraph:

There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended December 31, 2023 and the subsequent interim period up to and including the date of Borgers’ termination between the Company and Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Borgers, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods.

In light of such termination, on June 6, 2024, the Company engaged Boladale Lawal & Co. (“BWL”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and December 31, 2023 and the upcoming interim periods. The appointment of BWL as the Company’s independent registered public accounting firm was approved by the Company’s board of directors.

During the two most recent fiscal years ended December 31, 2023 and 2022 and through June 6, 2024, the date the Company selected BWL as its independent registered public accounting firm, neither the Company nor anyone on behalf of the Company consulted BWL regarding any accounting or auditing issues involving the Company, including (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended, or any “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2024 all reports required to be filed were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2024 and 2023 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fu Yong Nan CEO, CFO,	2024	--	--	175,000	(1)	--	--	--	--	175,000-
President and Director	2023	--	--	--		--	--	--	--	--

(1)	During the year ended December 31, 2024, 3,500,000 shares of common stock was issued to the Director of the Company for services from March 10, 2024 through March 10, 2024 valued at $175,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Pearl Digital International Limited	205,556	5.04%
20-22 Wenlock Road
London N1 7GU, United Kingdom

Fu Yong Nan	3,500,000	85.73%
46 Hao Shang Da Ling Cun Yi Dui Qing Hu
Cun Wei Hui Fuzi Zhen Lingshan Xian
Guangxi 535400, China

Officers and directors as a group (one person)	3,705,556	90.77%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 26, 2025. As of March 26, 2025, there were 4,082,479 shares of our Company’s common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As of December 31, 2024, Fu Yong Nan was the sole director of the Company. Mr. Fu Yong Nan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BF Borgers CPA PC

Fee Category	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$20,500	$38,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$20,500	$38,500

Boladale Lawal & Co.

Fee Category	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$3,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$3,000	$-

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

Greenlit Ventures Inc.
(Registrant)

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	March 27, 2025

