Form 10-Q
period 2025-03-31
GREENLIT VENTURES INC.
filed 2025-05-05
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

4,082,479 common shares issued and outstanding as of May 1, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLIT VENTURES INC.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,803	$5,793
Accrued interest	23,099	19,832
Total Current Liabilities	36,902	25,625

Convertible note payable, net of debt discount	172,746	163,320

Total Liabilities	209,648	188,945

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 4,082,479 shares issued and outstanding	408	408
Additional paid-in capital	533,807	533,807
Accumulated deficit	(743,863)	(723,160)
Total Stockholders’ Deficit	(209,648)	(188,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

OPERATING EXPENSES
Professional fees	$17,436	$15,790
Professional fees - related party (including stock-based compensation of $0 and $175,000, respectively)	-	175,000
Total Operating Expenses	17,436	190,790

OTHER EXPENSE
Interest expense	(3,267)	(2,863)
	(3,267)	(2,863)

NET LOSS	$(20,703)	$(193,653)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,082,479	6,731,667

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	4,082,479	$408	$533,807	$(723,160)	$(188,945)

Net loss		-	-	(20,703)	(20,703)
Balance - March 31, 2025	4,082,479	$408	$533,807	$(743,863)	$(209,648)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2023	229,579	$23	$341,547	$(495,673)	$(154,103)

Stock-based compensation - related party	3,500,000	350	174,650	-	175,000
Issuance of common stock for note conversion	352,900	35	17,610	-	17,645
Net loss	-	-	-	(193,653)	(193,653)
Balance - March 31, 2024	4,082,479	$408	$533,807	$(689,326)	$(155,111)

 * retrospectively restated reverse stock split 1:30

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,703)	$(193,653)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation - related party	-	175,000
Changes in operating liabilities:
Accounts payable and accrued liabilities	17,436	15,790
Accrued interest	3,267	2,863
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated parties	$9,426	$16,040
Conversion of convertible notes for common stock	$-	$17,645

 The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Notes to the Condensed Financial Statements

March 31, 2025

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

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

During the three months ended March 31, 2025 and 2024, the Company recorded $0 and $175,000 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees - related parties in the statements of operation.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the three months ended March 31, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	3,454,920	2,777,340

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

RECENT ADOPTED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $743,863 through the three months ended March 31, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

 NOTE 3 – CONVERTIBLE NOTE PAYABLE

		December 31,	December 31,
	Expiry Date	2024	2024
Convertible Note - July 2023	12/31/2027	$101,881	$101,881
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 31, 2024	12/31/2027	16,040	16,040
Convertible Note - June 30, 2024	12/31/2027	15,303	15,303
Convertible Note - September 30, 2024	12/31/2027	3,476	3,476
Convertible Note - December 31, 2024	12/31/2027	5,674	5,674
Convertible Note – March 31, 2025	12/31/2027	9,426	-
		172,746	163,320
Less: Non-current portion		(172,746)	(163,320)
Current portion		$-	$-

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

On March 31, 2025, the Company issued a convertible note of $9,426 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the three months ended March 31, 2025, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the three months ended March 31, 2025 and 2024, the interest expense was $3,267 and $2,863, respectively.

As of March 31, 2025 and December 31, 2024, the convertible notes payable was $172,746 and $163,320 and accrued interest payable was $23,099 and $19,832, respectively.

NOTE 4 – EQUITY

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

As of March 31, 2025 and December 31, 2024, there were no preferred stock issued and outstanding.

As of March 31, 2025 and December 31, 2024, there were 4,082,479 shares of common stock issued and outstanding.

NOTE 5 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: encryption industry. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Through March 31, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the encryption industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2025 and 2024.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months Ended
	March 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(17,436)	$(190,790)	$173,354	(91)%
Other Expense	(3,267)	(2,863)	(404)	14%
Net Loss	$(20,703)	$(193,653)	$172,950	(89)%

The Company incurred net loss of $20,703 during the three months ended March 31, 2025 as compared to net loss of $193,653 during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recorded $175,000 stock-based compensation expense. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees - related parties in the statements of operation.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	December 31,	Changes
	2025	2024	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$36,902	$25,625	$11,277	44%
Working Capital Deficiency	$(36,902)	$(25,625)	$(11,277)	44%

As at March 31, 2025 and December 31, 2024, our Company had no cash and assets.

Our current liabilities increased from $25,625 as of December 31, 2024 to $36,902 as of March  31, 2025 mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

As at March 31, 2025, our Company had a working capital deficiency of $36,902 compared with a working capital deficiency of $25,625 as at December 31, 2024. The increase in working capital deficit was mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

Cash Flows

Three months ended
	March 31,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	-	-	-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2025 and 2024, net cash used in operating activities was $0.

Cash flows used in operating activities during the three months ended March 31, 2025, comprised of a net loss of $20,703, reduced by net changes in operating liabilities of $20,703.

Cash flows used in operating activities during the three months ended March 31, 2024, comprised of a net loss of $193,653, reduced by stock-based compensation of $175,000 and net changes in operating liabilities of $18,653.

Cash Flow from Investing Activities

The Company do not have any investing activities during the three months ended March 31, 2025 and 2024.

Cash Flow from Financing Activities

The Company do not have any financing activities during the three months ended March 31, 2025 and 2024.

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

Greenlit Ventures Inc.
(Registrant)

Dated: May 5, 2025	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

