Form 10-Q
period 2025-06-30
GREENLIT VENTURES INC.
filed 2025-08-12
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

4,082,479 common shares issued and outstanding as of August 2, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLIT VENTURES INC.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,678	$5,793
Accrued interest	26,592	19,832
Total Current Liabilities	33,270	25,625

Convertible note payable, net of debt discount	185,303	163,320

Total Liabilities	218,573	188,945

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 4,082,479 shares issued and outstanding	408	408
Additional paid-in capital	533,807	533,807
Accumulated deficit	(752,788)	(723,160)
Total Stockholders’ Deficit	(218,573)	(188,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

OPERATING EXPENSES
Professional fees	$5,432	$15,303	$22,868	$31,093
Professional fees - related party (including stock-based compensation of $0 and $175,000, respectively)	-	-	-	175,000
Total Operating Expenses	5,432	15,303	22,868	206,093

OTHER EXPENSE
Interest expense	(3,493)	(2,808)	(6,760)	(5,671)
	(3,493)	(2,808)	(6,760)	(5,671)

NET LOSS	$(8,925)	$(18,111)	$(29,628)	$(211,764)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,082,479	4,082,479	4,082,479	2,505,150

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

For the Six Months Ended June 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	4,082,479	$408	$533,807	$(723,160)	$(188,945)

Net loss	-	-	-	(20,703)	(20,703)
Balance - March 31, 2025	4,082,479	$408	$533,807	$(743,863)	$(209,648)

Net loss	-	-	-	(8,925)	(8,925)
Balance - June 30, 2025	4,082,479	$408	$533,807	$(752,788)	$(218,573)

For the Six Months Ended June 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	229,579	$23	$341,547	$(495,673)	$(154,103)

Stock based compensation - related party	3,500,000	350	174,650	-	175,000
Issuance of common stock for note conversion	352,900	35	17,610	-	17,645
Net loss	-	-	-	(193,653)	(193,653)
Balance - March 31, 2024	4,082,479	$408	$533,807	$(689,326)	$(155,111)

Net loss	-	-	-	(18,111)	(18,111)
Balance - June 30, 2024	4,082,479	$408	$533,807	$(707,437)	$(173,222)

 * retrospectively restated reverse stock split 1:30

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,628)	$(211,764)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation - related party	-	175,000
Changes in operating liabilities:
Accounts payable and accrued liabilities	22,868	31,092
Accrued interest	6,760	5,672
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated parties	$21,983	$31,343
Conversion of convertible notes for common stock	$-	$17,645

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Notes to the Condensed Financial Statements

June 30, 2025

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

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

During the six months ended June 30, 2025 and 2024, the Company recorded $0 and $175,000 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the six months ended June 30, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	3,706,060	3,083,400

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

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $752,788 through the six months ended June 30, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

		June 30,	December 31,
	Expiry Date	2025	2024
Convertible Note - July 2023	12/31/2027	$101,881	$101,881
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 31, 2024	12/31/2027	16,040	16,040
Convertible Note - June 30, 2024	12/31/2027	15,303	15,303
Convertible Note - September 30, 2024	12/31/2027	3,476	3,476
Convertible Note - December 31, 2024	12/31/2027	5,674	5,674
Convertible Note - March 31, 2025	12/31/2027	9,426	-
Convertible Note - June 30, 2025	12/31/2027	12,557	-
		185,303	163,320
Less: Non-current portion		(185,303)	(163,320)
Current portion		$-	$-

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

On June 30, 2024, the Company issued a convertible note of $16,040 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

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

On June 30, 2025, the Company issued a convertible note of $12,557 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the six months ended June 30, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the six months ended June 30, 2025 and 2024, the interest expense was $3,493 and $5,671, respectively.

As of June 30, 2025 and December 31, 2024, the convertible notes payable was $185,303 and $163,320 and accrued interest payable was $26,592 and $19,832, respectively.

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

As of June 30, 2025 and December 31, 2024, there were no preferred stock issued and outstanding.

As of June 30, 2025 and December 31, 2024, there were 4,082,479 shares of common stock issued and outstanding.

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

Through June 30, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the encryption industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended June 30, 2025 and 2024.

Three months ended June 30, 2025 compared to three months June 30, 2024

	Three Months Ended
	June 30,		Changes
	2025	2024	Amount	%

Operating Expenses	$(5,432)	$(15,303)	$9,871	(65%)
Other Expense	(3,493)	(2,808)	(685)	24%
Net Loss	$(8,925)	$(18,111)	$9,186	(51%)

The Company incurred net loss of $8,925 during the three months ended June 30, 2025 as compared to net loss of $18,111 during the three months ended June 30, 2024. The decrease in net loss was mainly due to a decrease in professional fees.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

	Six Months Ended
	June 30,		Changes
	2025	2024	Amount	%

Operating Expenses	$(22,868)	$(206,093)	$183,225	(89%)
Other Expense	(6,760)	(5,671)	(1,089)	19%
Net Loss	$(29,628)	$(211,764)	$182,136	(86%)

The Company incurred net loss of $29,628 during the six months ended June 30, 2025 as compared to net loss of $211,764 during the six months ended June 30, 2024. The decrease in net loss was mainly due to a decrease in professional fees including stock-based compensation of $175,000. During the six months ended June 30, 2024, the Company incurred stock-based compensation of $175,000 from issuance of 3,500,000 shares of common stock to the Director of the Company for services from March 10, 2024 through March 10, 2024.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	December 31,	Changes
	2025	2024	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$33,270	$25,625	$7,645	30%
Working Capital Deficiency	$(33,270)	$(25,625)	$(7,645)	30%

As at June 30, 2025 and December 31, 2024, our Company had no cash and assets.

Our current liabilities increased from $25,625 as of December 31, 2024 to $33,270 as of June 30, 2025 mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

As at June 30, 2025, our Company had a working capital deficiency of $33,270 compared with a working capital deficiency of $25,625 as at December 31, 2024. The increase in working capital deficit was due to the increase in accounts payable and accrued liabilities and accrued interest.

Cash Flows

Six Months Ended
	June 30,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	-	-	-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2025 and 2024, net cash used in operating activities was $0.

Cash flows used in operating activities during the six months ended June 30, 2025, comprised of a net loss of $29,628, reduced by net changes in operating liabilities of $29,628.

Cash flows used in operating activities during the six months ended June 30, 2024, comprised of a net loss of $211,764, reduced by stoc- based compensation of $175,000 and net changes in operating liabilities of $36,764.

Cash Flow from Investing Activities

The Company do not have any investing activities during the six months ended June 30, 2025 and 2024.

Cash Flow from Financing Activities

The Company do not have any financing activities during the six months ended June 30, 2025 and 2024.

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

Greenlit Ventures Inc.
(Registrant)

Dated: August 12, 2025	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

