Form 10-K
period 2025-12-31
GREENLIT VENTURES INC.
filed 2026-04-15
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-55738

GREENLIT VENTURES INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	81-4679061
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

9169 W State St#3147 Garden City, ID	83714
(Address of principal executive offices)	(Zip Code)

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2025, was $1,507,692 based on a $4.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,082,479 shares of common stock as of March 23, 2026

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

Employees

As of March 23, 2026, the Company has one employee, Fu Yong Nan, our Chief Executive Officer and Chief Financial Officer.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2. PROPERTIES.

As of December 31, 2025, the Company did not own or lease any properties.

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

Holders

As of March 23, 2026, we have issued an aggregate of 4,082,479 shares of our common stock to three (4) record holders.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $771,661 as of December 31, 2025. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from our encryption services. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Results of Operations

Year Ended December 31, 2025 compared to December 31, 2024

The following table summarizes the results of our operations during the fiscal years ended December 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

	Year Ended
	December 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(34,048)	$(215,441)	$181,393	(84)%
Other Expense	(14,453)	(12,046)	(2,407)	20%
Net Loss	$(48,501)	$(227,487)	$178,986	(79)%

The Company incurred net loss of $48,501 during the year ended December 31, 2025 as compared to $227,487 during the year ended December 31, 2024.  The decrease in net loss was due to a decrease in professional fees During the year ended December 31, 2024, the Company incurred stock-based compensation of $175,000 from issuance of 3,500,000 shares of common stock to the Director of the Company for services from March 10, 2024 through March 10, 2024.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,	Changes
	2025	2024	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$43,998	$25,625	$18,373	72%
Working Capital Deficiency	$(43,998)	$(25,625)	$(18,373)	72%

As at December 31, 2025 and 2024, our Company had no cash and assets.

Our current liabilities increased from $25,625 as of December 31, 2024 to $43,998 as of December 31, 2025 mainly due to the increase in promissory note payable for payment made to vendors for operation expenses on behalf of the Company.

As at December 31, 2025, our Company had a working capital deficiency of $43,998 compared with a working capital deficiency of $25,625 as at December 31, 2024. The increase in working capital deficit was due to an increase in promissory note payable and accounts payable and accrued liabilities.

Cash Flows

Year Ended
	December 31,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	-	-	-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2025, net cash used in operating activities was $0 compared to $0 used during the year ended December 31, 2024.

Cash flows used in operating activities during the year ended December 31, 2025, comprised of a net loss of $48,501, and net changes in operating liabilities of $48,501.

Cash flows used in operating activities during the year ended December 31, 2024, comprised of a net loss of $227,487, which was reduced by stock-based compensation of $175,000 and net changes in operating liabilities of $52,487.

Cash Flow from Investing Activities

The Company did not have any investing activities during year ended December 31, 2025 and 2024.

Cash Flow from Financing Activities

The Company did not have any financing activities during year ended December 31, 2025 and 2024.

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

DECEMBER 31, 2025 AND 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Greenlit Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenlit Ventures, Inc. as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(48,501) and an accumulated deficit of $(771,661). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 2 to the financial statements, the Company has significant operating losses, accumulated deficit, and a working capital deficiency.

The Company is dependent on obtaining additional working capital funding from related party to execute its plans and continue operations These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO

We have served as the Company's auditor since 2024

Lagos, Nigeria

April 15, 2026

GREENLIT VENTURES INC.

Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,713	$5,793
Accrued interest	34,285	19,832
Total Current Liabilities	43,998	25,625

Convertible note payable, net of debt discount	193,448	163,320

Total Liabilities	237,446	188,945

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized, 4,082,479 shares issued and outstanding	408	408
Additional paid-in capital	533,807	533,807
Accumulated deficit	(771,661)	(723,160)
Total Stockholders’ Deficit	(237,446)	(188,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Statements of Operations

	Year Ended
	December 31,
	2025	2024

OPERATING EXPENSES
Professional fees	$34,048	$40,441
Professional fees - related party (including stock-based compensation of $0 and $175,000, respectively)	-	175,000
Total Operating Expenses	34,048	215,441

OTHER EXPENSE
Interest expense	(14,453)	(12,046)
	(14,453)	(12,046)

NET LOSS	$(48,501)	$(227,487)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,082,479	3,300,297

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Statements of Stockholders’ Deficit

For the Year Ended December 31, 2025 and 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	229,579	$23	$341,547	$(495,673)	$(154,103)

Stock-based compensation - related party	3,500,000	350	174,650	-	175,000
Issuance of common stock for note conversion	352,900	35	17,610	-	17,645
Net loss	-	-	-	(227,487)	(227,487)
Balance - December 31, 2024	4,082,479	$408	$533,807	$(723,160)	$(188,945)

Net loss	-	-	-	(48,501)	(48,501)
Balance - December 31, 2025	4,082,479	$408	$533,807	$(771,661)	$(237,446)

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,501)	$(227,487)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation - related party	-	175,000
Changes in operating liabilities:
Accounts payable and accrued liabilities	34,048	40,441
Accrued interest	14,453	12,046
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated parties	$30,128	$40,493
Conversion of convertible notes for common stock	$-	$17,645

The accompanying notes are an integral part of these audited financial statements

GREENLIT VENTURES INC.

Notes to the Audited Financial Statements

December 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $771,661 through the year ended December 31, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the year ended December 31, 2025 and 2024, the Company recorded $0 and $175,000 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2025 and December 31, 2024, there were no unrecognized tax benefits.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the year ended December 31, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	3,868,960	3,152,920

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options” (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact this update will have on our financial statements and disclosures.

In December 2025, the FASB issued ASU No.2025-11- “Interim Reporting” (Topic270): Narrow-Scope Improvements which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

RECENT ADOPTED ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes” (Topic 740) – “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

		December 31,	December 31,
	Expiry Date	2025	2024
Convertible Note - July 2023	12/31/2027	$101,881	$101,881
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 31, 2024	12/31/2027	16,040	16,040
Convertible Note - June 30, 2024	12/31/2027	15,303	15,303
Convertible Note - September 30, 2024	12/31/2027	3,476	3,476
Convertible Note - December 31, 2024	12/31/2027	5,674	5,674
Convertible Note - March 31, 2025	12/31/2027	9,426	-
Convertible Note - June 30, 2025	12/31/2027	12,557	-
Convertible Note - September 30, 2025	12/31/2027	5,698	-
Convertible Note - December 31, 2025	12/31/2027	2,447	-
		193,448	163,320
Less: Non-current portion		(193,448)	(163,320)
Current portion		$-	$-

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

On December 31, 2025, the Company issued a convertible note of $2,447 to an unaffiliated party for payment of operating expenses on behalf of the Company. The convertible notes bear interest at 8% per annum, have a maturity date of December 31, 2027 and are convertible at $0.05 per share for the Company common stock.

During the year ended December 31, 2024, convertible note principal amount of $17,645 was converted into 352,900 shares of common stock.

During the year ended December 31, 2025 and 2024, the interest expense was $14,453 and $12,046, respectively.

As of December 31, 2025 and December 31, 2024, the convertible notes payable was $193,448 and $163,320 and accrued interest payable was $34,285 and $19,832, respectively.

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

As of December 31, 2025 and December 31, 2024, there were no preferred stock issued and outstanding.

As of December 31, 2025 and December 31, 2024, there were 4,082,479 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2025 and 2024, are as follows:

	December 31,	December 31,
	2025	2024
Net operating loss carryforward	$(596,661)	$(548,160)
Statutory tax rate	21%	21%
Deferred tax asset	(125,299)	(115,114)
Less: Valuation allowance	125,299	115,114
Net deferred asset	$-	$-

As of December 31, 2025, the Company had approximately $597,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017 can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2025 are subject to review by the tax authorities.

NOTE 7 – SEGMENT REPORTING

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

Through December 31, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the encryption industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2025 all reports required to be filed were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2025 and 2024 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fu Yong Nan CEO, CFO,	2025	--	--	-		--	--	--	--	--
Fu Yong Nan CEO, CFO,	2024	--	--	175,000	(1)	--	--	--	--	175,000-

(1)	During the year ended December 31, 2024, 3,500,000 shares of common stock was issued to the Director of the Company for services from March 10, 2024 through March 10, 2024 valued at $175,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 23, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Pearl Digital International Limited	205,556	5.04%
20-22 Wenlock Road
London N1 7GU, United Kingdom

Fu Yong Nan	3,500,000	85.73%
46 Hao Shang Da Ling Cun Yi Dui Qing Hu
Cun Wei Hui Fuzi Zhen Lingshan Xian
Guangxi 535400, China

Officers and directors as a group (one person)	3,705,556	90.77%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 27, 2025. As of February 27, 2025, there were 4,082,479 shares of our Company’s common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As of December 31, 2025, Fu Yong Nan was the sole director of the Company. Mr. Fu Yong Nan is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BF Borgers CPA PC

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit Fees	$-	$20,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$20,500

Boladale Lawal & Co.

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit Fees	$19,200	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$19,200	$3,000

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

Greenlit Ventures Inc.
(Registrant)

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

Date:	April 15, 2026

