Form 10-Q
period 2026-06-30
GREENLIT VENTURES INC.
filed 2026-10-08
CIK 1693687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

4,082,479 common shares issued and outstanding as of September 23, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLIT VENTURES INC.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,822	$9,713
Accrued interest	42,153	34,285
Total Current Liabilities	60,975	43,998

Convertible note payable, net of debt discount	204,764	193,448

Total Liabilities	265,739	237,446

Stockholders’ Deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.0001; 100,000,000 shares authorized,
4,082,479 shares issued and outstanding	408	408
Additional paid-in capital	533,807	533,807
Accumulated deficit	(799,954)	(771,661)
Total Stockholders’ Deficit	(265,739)	(237,446)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

OPERATING EXPENSES
Professional fees	$5,798	$5,432	$20,425	$22,868
Total Operating Expenses	5,798	5,432	20,425	22,868

OTHER EXPENSE
Interest expense	(3,999)	(3,493)	(7,868)	(6,760)
	(3,999)	(3,493)	(7,868)	(6,760)

NET LOSS	$(9,797)	$(8,925)	$(28,293)	$(29,628)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,082,479	4,082,479	4,082,479	4,082,479

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

Six Months Ended June 30, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2025	4,082,479	$408	$533,807	$(771,661)	$(237,446)

Net loss	-	-	-	(18,496)	(18,496)
Balance - March 31, 2026	4,082,479	$408	$533,807	$(790,157)	$(255,942)

Net loss	-	-	-	(9,797)	(9,797)
Balance - June 30, 2026	4,082,479	$408	$533,807	$(799,954)	$(265,739)

Six Months Ended June 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	4,082,479	$408	$533,807	$(723,160)	$(188,945)

Net loss	-	-	-	(20,703)	(20,703)
Balance - March 31, 2025	4,082,479	$408	$533,807	$(743,863)	$(209,648)

Net loss	-	-	-	(8,925)	(8,925)
Balance - June 30, 2025	4,082,479	$408	$533,807	$(752,788)	$(218,573)

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,293)	$(29,628)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating liabilities:
Accounts payable and accrued liabilities	20,425	22,868
Accrued interest	7,868	6,760
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Operating expenses paid by unaffiliated parties	$11,316	$21,983

The accompanying notes are an integral part of these unaudited condensed financial statements

GREENLIT VENTURES INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2026

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

NOTE 2 – GOING CONCERN

The Company has generated minimal revenue since inception to date and accumulated deficit of $799,954 through the six months ended June 30, 2026. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 15, 2026.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. For the six months ended June 30, 2026 and 2025, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2026	2025
	(Shares)	(Shares)
Convertible Notes	4,095,280	3,706,060

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

RECENT ADOPTED ACCOUNTING STANDARDS

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of certain income statement expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, either prospectively or retrospectively.

In December 2025, the FASB issued ASU No.2025-11- “Interim Reporting” (Topic270): “Narrow-Scope Improvements” which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

		June 30,	December 31,
	Expiry Date	2026	2025
Convertible Note - July 2023	12/31/2027	$101,881	$101,881
Convertible Note - September 2023	12/31/2027	9,619	9,619
Convertible Note - December 2023	12/31/2027	11,327	11,327
Convertible Note - March 31, 2024	12/31/2027	16,040	16,040
Convertible Note - June 30, 2024	12/31/2027	15,303	15,303
Convertible Note - September 30, 2024	12/31/2027	3,476	3,476
Convertible Note - December 31, 2024	12/31/2027	5,674	5,674
Convertible Note - March 31, 2025	12/31/2027	9,426	9,426
Convertible Note - June 30, 2025	12/31/2027	12,557	12,557
Convertible Note - September 30, 2025	12/31/2027	5,698	5,698
Convertible Note - December 31, 2025	12/31/2027	2,447	2,447
Convertible Note - March 31, 2026	3/31/2031	4,276	-
Convertible Note - June 30, 2026	6/30/2031	7,040	-
		204,764	193,448
Less: Non-current portion		(204,764)	(193,448)
Current portion		$-	$-

The terms of the convertible notes are summarized as follows:

•	Loan expiry date of December 31, 2027 for convertible notes issued prior to year 2026

•	Loan expiry term of 5 years from date of issuance for convertible notes issued during year 2026

•	Annual interest rate at 8% per annum

•	Convertible at $0.05 per share of the Company common stock

During the six months ended June 30, 2026 and 2025, the interest expense was $7,868 and $6,760, respectively.

As of June 30, 2026 and December 31, 2025, the convertible notes payable was $204,764 and $193,448 and accrued interest payable was $42,153 and $34,285, respectively.

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 and 20,000,000 shares of preferred stock with par value of $0.0001.

As of June 30, 2026 and December 31, 2025, there were no preferred stock issued and outstanding.

As of June 30, 2026 and December 31, 2025, there were 4,082,479 shares of common stock issued and outstanding.

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

Through June 30, 2026, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the encryption industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended June 30, 2026 and 2025.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

	Three Months Ended
	June 30,		Changes
	2026	2025	Amount	%

Operating Expenses	$(5,798)	$(5,432)	$(366)	7%
Other Expense	(3,999)	(3,493)	(506)	14%
Net Loss	$(9,797)	$(8,925)	$(872)	10%

The Company incurred net loss of $9,797 during the three months ended June 30, 2026 as compared to net loss of $8,925 during the three months ended June 30, 2025 The increase in net loss was mainly due to an increase in audit fees and interest expense.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

	Six Months Ended
	June 30,		Changes
	2026	2025	Amount	%

Operating Expenses	$(20,425)	$(22,868)	$2,443	(11%)
Other Expense	(7,868)	(6,760)	(1,108)	16%
Net Loss	$(28,293)	$(29,628)	$1,335	(5%)

The Company incurred net loss of $28,293 during the six months ended June 30, 2026 as compared to net loss of $29,628 during the six months ended June 30, 2025. The decrease in net loss was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	December 31,	Changes
	2026	2025	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$60,975	$43,998	$16,977	39%
Working Capital Deficiency	$(60,975)	$(43,998)	$(16,977)	39%

As at June 30, 2026 and December 31, 2024, our Company had no cash and assets.

Our current liabilities increased from $43,998 as of December 31, 2025 to $60,975 as of June 30, 2026 mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

As at June 30, 2026, our Company had a working capital deficiency of $60,975 compared with a working capital deficiency of $43,998 as at December 31, 2025. The increase in working capital deficit was due to the increase in accounts payable and accrued liabilities and accrued interest.

Cash Flows

Six Months Ended
	June 30,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$-	$-	$-	-
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	-	-	-	-
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2026 and 2025, net cash used in operating activities was $0.

Cash flows used in operating activities during the six months ended June 30, 2026, comprised of a net loss of $28,293, reduced by net changes in operating liabilities of $28,293.

Cash flows used in operating activities during the six months ended June 30, 2025, comprised of a net loss of $29,628, reduced by net changes in operating liabilities of $29,628.

Cash Flow from Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2026 and 2025.

Cash Flow from Financing Activities

The Company did not have any financing activities during the six months ended June 30, 2026 and 2025.

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

Greenlit Ventures Inc.
(Registrant)

Dated: October 08, 2026	/s/ Fu Yong Nan
Fu Yong Nan
Director, CEO, CFO, and Secretary

